Form 10-Q
period 2024-06-30
TWFG, Inc.
filed 2024-08-30
CIK 2007596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission file number 000-00000
___________________________________
TWFG, Inc.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	99-0603906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 Lake Woodlands Drive Suite 4020 The Woodlands, Texas	77380
(Address of Principal Executive Offices)	(Zip Code)
(281) 367-3424
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	TWFG	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒
As of August 26, 2024, there were 14,811,874 shares of Class A common stock, 7,277,651 shares of Class B common stock and 33,893,810 shares of Class C common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under the captions entitled “Risk factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prospectus (the “IPO Prospectus”) relating to our Registration Statement on Form S-1, as amended (Registration No. 333-280439), filed with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). You should specifically consider the numerous risks outlined under “Risk factors” in the IPO Prospectus.
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.
Commonly Used Defined Terms
•“we,” “us,” “our,” the “Company,” “TWFG,” and similar references refer: (i) following the consummation of the reorganization transactions (as defined in the IPO Prospectus), including our initial public offering (“IPO”), to TWFG, Inc., and unless otherwise stated, all of its subsidiaries, including TWFG Holding Company, LLC, and (ii) prior to the completion of the reorganization transactions, including our IPO, to TWFG Holding Company, LLC, and, unless otherwise stated, all of its subsidiaries.
•Admitted: The insurance market comprising insurance carriers licensed to write business on an “admitted” basis by the insurance commissioner of the state in which the risk is located. Insurance rates and forms in this market are highly regulated by each state and coverages are largely uniform.
•Book of Business: Active Client list.
•Branch: An independent agency that contracts with our Insurance Services offering, operates its agency through TWFG’s “Agency-in-a-Box” and with TWFG’s branding, and receives all benefits of working with TWFG, including a work and revenue share, TWFG back-office support, marketing and access to a fully integrated agency management system. TWFG branding is restricted to the Branches and Corporate Branches, all of which are listed on our website and can be found using the location filter. Branches and Corporate Branches are exclusive to TWFG, meaning that they can only write certain insurance business through TWFG.
•Client: Individual or entity that purchases an insurance policy or seeks to purchase an insurance policy from TWFG Agencies.
•Corporate Branch: An agency within our Insurance Services offering that is wholly owned by TWFG.
•E&O: Errors and omissions.
•M&A: Mergers and acquisitions.
•MGA: Managing general agency.
•MGA Agencies: Independent agencies that contract with TWFG MGA to obtain access to additional insurance carriers or programs. TWFG MGA Agencies do not include TWFG branding and are not exclusive to TWFG.
•P&C: Property and casualty insurance.
•TWFG Agencies: Branches, Corporate Branches and MGA Agencies.
•TWFG MGA: TWFG’s managing general agency.
i

Part I - Financial Information
Item 1. Financial Statements
TWFG Holding Company, LLC
Condensed Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Commission income (related party of $1,912 and $947 for the three months ended and $3,021 and $1,897 for the six months ended June 30, 2024 and 2023, respectively)	$48,662	$41,771	$91,207	$78,458
Contingent income	1,258	1,003	2,334	1,988
Fee income (related party of $561 and $411 for the three months ended and $915 and $839 for the six months ended June 30, 2024 and 2023, respectively)	2,689	2,208	4,921	4,236
Other income	657	394	1,117	550
Total revenues	53,266	45,376	99,579	85,232
Expenses
Commission expense	31,962	30,896	58,405	58,392
Salaries and employee benefits	6,816	3,370	13,070	6,706
Other administrative expenses (related party of $382 and $99 for the three months ended and $783 and $92 for the six months ended June 30, 2024 and 2023, respectively)	3,744	2,736	6,874	5,231
Depreciation and amortization	2,968	1,134	5,981	2,195
Total operating expenses	45,490	38,136	84,330	72,524
Operating income	7,776	7,240	15,249	12,708
Interest expense	(872)	(173)	(1,714)	(258)
Other non-operating income (expense), net	14	—	12	(11)
Net income from continuing operations	6,918	7,067	13,547	12,439
Net income from discontinued operation, net of tax	—	—	—	834
Net income	$6,918	$7,067	$13,547	$13,273

Weighted average units used in the computation of net income per unit (see Note 10):
Basic	659,439	631,750	659,439	631,750
Diluted	659,439	631,750	659,439	631,750
Net income per unit:
Net income from continuing operations per unit - basic	$10.49	$11.19	$20.54	$19.69
Net income from continuing operations per unit - diluted	$10.49	$11.19	$20.54	$19.69

Net income from discontinued operation per unit - basic	$—	$—	$—	$1.32
Net income from discontinued operation per unit - diluted	$—	$—	$—	$1.32

Net income per unit - basic	$10.49	$11.19	$20.54	$21.01
Net income per unit - diluted	$10.49	$11.19	$20.54	$21.01

See Notes to the Condensed Consolidated Financial Statements

TWFG Holding Company, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$6,918	$7,067	$13,547	$13,273
Other comprehensive income (loss), net of tax:
Unrealized gains on investments of discontinued operation during the period (net of tax expense of $0 and $0 for the three months ended and $0 and $44 for the six months ended June 30, 2024 and 2023, respectively)	—	—	—	165
Unrealized gains on derivative instruments during the period	29	152	145	123
Reclassification of realized gains on derivative instruments included in net income during the period	(85)	(104)	(178)	(201)
Total other comprehensive (loss) income, net of tax	(56)	48	(33)	87
Comprehensive income	$6,862	$7,115	$13,514	$13,360

See Notes to the Condensed Consolidated Financial Statements

TWFG Holding Company, LLC
Condensed Consolidated Statements of Financial Position
(Amounts in thousands, except unit data)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$25,755	$39,297
Restricted cash	10,758	7,171
Commissions receivable, net	22,401	19,082
Accounts receivable	9,608	5,982
Deferred offering costs	5,917	2,025
Other current assets, net	911	1,551
Total current assets	75,350	75,108
Non-current assets
Intangible assets - net	77,794	36,436
Property and equipment - net	514	597
Lease right-of-use assets - net	2,760	2,459
Other non-current assets	801	837
Total assets	$157,219	$115,437

Liabilities and Members’ Equity
Current liabilities
Commissions payable	$15,301	$12,487
Carrier liabilities	15,190	8,731
Operating lease liabilities, current	1,031	882
Short-term bank debt	2,030	2,437
Deferred acquisition payable, current	583	5,369
Other current liabilities	6,913	5,006
Total current liabilities	41,048	34,912
Non-current liabilities
Operating lease liabilities, net of current portion	1,639	1,518
Long-term bank debt	45,970	46,919
Deferred acquisition payable, non-current	1,050	1,037
Total liabilities	89,707	84,386
Commitment and contingencies (see Note 12)
Members’ equity
Class A common units (27,689 units and 0 units issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	28	—
Class B common units (110,750 units issued and outstanding at both June 30, 2024 and December 31, 2023)	111	111
Class C common units (521,000 units issued and outstanding at both June 30, 2024 and December 31, 2023)	521	521
Additional paid-in capital	55,132	25,114
Retained earnings	11,253	4,805
Accumulated other comprehensive income	467	500
Total members’ equity	67,512	31,051
Total liabilities and members’ equity	$157,219	$115,437

See Notes to the Condensed Consolidated Financial Statements

TWFG Holding Company, LLC
Condensed Consolidated Statements of Members’ Equity
(Amounts in thousands, except units data)
(unaudited)

	Common Units		Class A Common Units		Class B Common Units		Class C Common Units
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Members' Equity
Balance at December 31, 2023	–	$—	–	$—	110,750	$111	521,000	$521	$25,114	$4,805	$500	$31,051
Net income	–	—	–	—	–	—	–	—	—	6,629	—	6,629
Units issued (see Note 1)	–	—	27,689	28	–	—	–	—	30,018	—	—	30,046
Cash distributions to members	–	—	–	—	–	—	–	—	—	(2,420)	—	(2,420)
Other comprehensive loss	–	—	–	—	–	—	–	—	—	—	23	23
Balance at March 31, 2024	–	$—	27,689	$28	110,750	$111	521,000	$521	$55,132	$9,014	$523	$65,329
Net income	–	—	–	—	–	—	–	—	—	6,918	—	6,918
Cash distributions to members	–	—	–	—	–	—	–	—	—	(4,679)	—	(4,679)
Other comprehensive loss	–	—	–	—	–	—	–	—	—	—	(56)	(56)
Balance at June 30, 2024	–	$—	27,689	$28	110,750	$111	521,000	$521	$55,132	$11,253	$467	$67,512

Balance at December 31, 2022	631,750	$632	–	$—	–	$—	–	$—	$25,114	$32,180	$(140)	$57,786
Cumulative effect of change in accounting principle (see Note 2)	–	—	–	—	–	—	–	—	—	(271)	—	(271)
Adjusted balance at December 31, 2022	631,750	632	–	—	–	—	–	—	25,114	31,909	(140)	57,515
Net income	–	—	–	—	–	—	–	—	—	6,206	—	6,206
Cash distributions to members	–	—	–	—	–	—	–	—	—	(5,378)	—	(5,378)
Other distributions to members	–	—	–	—	–	—	–	—	—	(16,599)	—	(16,599)
Other comprehensive income	–	—	–	—	–	—	–	—	—	—	39	39
Impact of discontinued operation on accumulated other comprehensive income (loss)	–	—	–	—	–	—	–	—	—	—	775	775
Balance at March 31, 2023	631,750	$632	–	$—	–	$—	–	$—	$25,114	$16,138	$674	$42,558
Net income	–	—	–	—	–	—	–	—	—	7,067	—	7,067
Units exchanged (see Note 1)	(631,750)	(632)	–	—	110,750	111	521,000	521	—	—	—	—
Cash distributions to members	–	—	–	—	–	—	–	—	—	(5,186)	—	(5,186)
Other distributions to members	–	—	–	—	–	—	–	—	—	(3,195)	—	(3,195)
Other comprehensive income	–	—	–	—	–	—	–	—	—	—	48	48
Balance at June 30, 2023	–	$—	–	$—	110,750	$111	521,000	$521	$25,114	$14,824	$722	$41,292

See Notes to the Condensed Consolidated Financial Statements

TWFG Holding Company, LLC
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$13,547	$13,273
Less: Net income from discontinued operation, net of tax	—	834
Net income from continuing operations	13,547	12,439
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	5,981	2,195
Gain on sale of intangible assets and property and equipment	(65)	13
Non-cash lease expense	507	323
Other non-cash items	(16)	9
Change in:
Commissions receivable, net	(3,319)	(2,573)
Accounts receivable	(3,626)	(534)
Other current and non-current assets	651	216
Commissions payable	2,813	3,554
Operating lease liabilities	(530)	(339)
Other current liabilities	1,211	567
Net cash provided by operating activities from continuing operations	17,154	15,870
Net cash provided by operating activities from discontinued operation	—	839
Net cash provided by operating activities	17,154	16,709
Cash Flows from Investing Activities
Proceeds from disposition of intangible assets	64	524
Proceeds from disposition of property and equipment	1	1
Purchase of intangible assets	(21,241)	(5,711)
Purchase of property and equipment	(47)	(54)
Net cash used in investing activities from continuing operations	(21,223)	(5,240)
Net cash provided by investing activities from discontinued operation	—	64
Net cash used in investing activities	(21,223)	(5,176)
Cash Flows from Financing Activities
Proceeds from borrowings	—	10,000
Repayment of borrowings	(1,356)	(1,310)
Distributions to members	(7,099)	(10,565)
Cash derecognized upon distribution of EVO to members (see Note 2)	—	(2,229)
Payment of deferred offering costs	(3,209)	—
Payment of equity issuance costs	(37)	—
Net change in carrier liabilities	6,460	672
Payment of deferred acquisition payable	(645)	(3)
Net cash (used in) provided by financing activities from continuing operations	(5,886)	(3,435)
Net cash used in financing activities from discontinued operation	—	(11,305)
Net cash (used in) provided by financing activities	(5,886)	(14,740)

See Notes to the Condensed Consolidated Financial Statements

TWFG Holding Company, LLC
Condensed Consolidated Statement of Cash Flows (continued)
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023

Net change in cash, cash equivalents and restricted cash from continuing operations	(9,955)	7,195
Net change in cash, cash equivalents and restricted cash from discontinued operation	—	(10,402)
Net change in cash, cash equivalents and restricted cash	(9,955)	(3,207)
Cash, cash equivalents and restricted cash from continuing operations - beginning balance	46,468	30,262
Cash, cash equivalents and restricted cash from discontinued operation - beginning balance	—	10,402
Cash, cash equivalents and restricted cash - beginning balance	46,468	40,664
Cash, cash equivalents and restricted cash - ending balance	36,513	37,457
Less: Cash, cash equivalents and restricted cash from discontinued operation - ending balance	—	—
Cash, cash equivalents and restricted cash from continuing operations - ending balance	$36,513	$37,457

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$25,755	$29,377
Restricted cash	10,758	8,080
Cash, cash equivalents and restricted cash, end of period	$36,513	$37,457

Net change in cash and cash equivalents	$(13,542)	$(3,355)
Net change in restricted cash	3,587	148
Net change in cash, cash equivalents and restricted cash	$(9,955)	$(3,207)

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,893	$169

Non-cash investing and financing activities:
Additions to intangible assets and offsetting additions to deferred acquisition payable	$396	$1,395
Additions to intangible assets and offsetting additions to members' equity	25,560	—
Additions to intangible assets and offsetting additions to other current liabilities	12	—
Settlement of deferred acquisition payable through the issuance of Class A common units	4,524	—
Distribution to members	—	6,260
Unpaid deferred offering costs	1,911	—

See Notes to the Condensed Consolidated Financial Statements

TWFG Holding Company, LLC
Notes to the Condensed Consolidated Financial Statements
(unaudited)
1.ORGANIZATION AND BASIS OF PRESENTATION
Organization
On January 8, 2024, TWFG, Inc. was incorporated as a Delaware corporation for the purpose of completing an initial public offering (“IPO”) and to carry on the business of TWFG Holding Company, LLC and its consolidated subsidiaries (collectively “TWFG Holding” or the “Company”). The operations of TWFG Holding represent the predecessor to TWFG, Inc. prior to the IPO, and the consolidated subsidiaries of TWFG Holding are described in more detail below.
TWFG Holding is an independent distribution platform for personal and commercial insurance in the United States. TWFG Holding was incorporated in October 2000 under the name RFB Interests, Inc. On March 23, 2018, RFB Interest, Inc. was converted to a limited liability company and its name was changed to TWFG Holding. Prior to March 2018, TWFG Holding was 100% owned by Bunch Family Holdings, LLC (“Bunch Holdings”). In March 2018, TWFG Holding sold a 17.5% ownership interest to RenaissanceRe Ventures U.S. LLC (“RenRe”), a Delaware limited liability company. In August 2021, RenRe sold 4.4% of its ownership interest in TWFG Holding to GHC Woodlands Holdings LLC (“GHC” and collectively with Bunch Holdings, RenRe and TWFG, together with each of their permitted transferees, the “Pre-IPO LLC Members”).
In May 2023 (the “Effective Date”), the Company amended and restated its limited liability company agreement (“A&R LLC Agreement”) and created three classes of membership interests — Class A common units with one vote per unit, Class B common units with one vote per unit and Class C common units with 10 votes per unit. As of the Effective Date, the original common units were automatically exchanged as follows:
•The 82.5% ownership interest of Bunch Holdings was automatically exchanged into 100% ownership of the Class C common units issued and outstanding, representing 82.5% ownership interest and 97.9% voting power.
•The 13.1% ownership interest of RenRe was automatically exchanged into 75% ownership of the Class B common units issued and outstanding, representing 13.1% ownership interest and 1.6% voting power.
•The 4.4% ownership interest of GHC was automatically exchanged into 25% ownership of the Class B common units issued and outstanding, representing 4.4% ownership interest and 0.5% voting power.
The economic interests of the unitholders before and after the unit exchange remained the same. Bunch Holdings is the ultimate controlling owner of TWFG Holding.
On January 1, 2024, the Company issued a total of 27,689 new Class A common units to separate individuals and entities (collectively “New Owners”) in connection with separate asset purchase agreements. See Note 4 for more information about the asset purchases. Following the issuance of the new units, the ownership and voting power of the Company were as follows:
•Bunch Holdings held 521,000 Class C common units, representing 79.0% ownership interest and 97.4% voting power.
•RenRe held 83,050 Class B common units, representing 12.6% ownership interest and 1.6% voting power.
•GHC held 27,700 Class B common units, representing 4.2% ownership interest and 0.5% voting power.
•New Owners collectively held 27,689 Class A common units, representing 4.2% ownership interest and 0.5% voting power.
The Company’s corporate headquarters is in The Woodlands, Texas. TWFG Holding is the parent company of the following wholly-owned subsidiaries:
TWFG Insurance Services LLC (“TWFG-IS”) is a national retail insurance agency that distributes personal lines, commercial lines, life, annuities, health, and supplemental benefits insurance products.

TWFG General Agency LLC (“TWFG-GA”) is a Managing General Agency that distributes personal and commercial lines insurance products to independent agents, in addition to TWFG-IS agents.
TWFG Premium Finance LLC (“TWFG-PF”) is an intermediary insurance premium financing company that offers premium financing for commercial insurance policies for clients of TWFG-GA and TWFG-IS.
TWFG CA Premium Finance Company (“TWFG-CA PF”) is an intermediary insurance premium financing company that offers premium financing for personal and commercial insurance clients that purchase insurance from licensed California insurance agents. This entity was formed in 2022.
PSN Business Processing Inc. (“PSN”) is a Philippine corporation with its principal office located in the Philippines. PSN is engaged in the business of providing back-office support to TWFG agents and the TWFG corporate office, specifically insurance-related and various administrative services.
Evolution Agency Management LLC (“EVO”) is a software services company that offers agents complete agency management systems solutions. In May 2023, the Company distributed its equity interest in EVO to the owners of the Company. The distribution of EVO did not meet the criteria for discontinued operation reporting.
The Woodlands Insurance Company (“TWICO”) is a Texas domiciled insurance company, formed in 2014, which currently writes homeowner’s policies. TWICO is licensed in Texas and Louisiana. In 2023, the Company distributed its equity interest in TWICO to the owners of the Company. The Company has presented TWICO as a discontinued operation in these condensed consolidated financial statements. See Note 11 for additional information about the discontinued operation.
Basis of Presentation
The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of TWFG Holding and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position, results of operations, and cash flows for all periods presented. Certain prior period amounts have been reclassified to conform with the current period presentation.
The Company is an emerging growth company and has elected to avail itself of the extended transition period for complying with new or revised accounting standards.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of intangible assets, lease right-of-use assets and operating lease liabilities as of the date of the financial statements and commission income and contingent income during the reporting period. Actual results could differ from those estimates as more information becomes known.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
The Company applies the following five-step model in order to determine revenue recognition: (i) identification of the contract with a customer; (ii) identification of the performance obligations in the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when the Company satisfies each performance obligation.
The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the services it transfers to the customer.
Commission Income
The Company derives its revenues from the placement of insurance contracts between insurance carriers and insureds. Revenues are recognized when the performance obligation of placing the policy has been met and the policy is in effect, based on the effective date of the policy. Commission income is an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company does not have any significant financing components. Costs incurred to place a contract are expensed as incurred. The Company incurs costs to place the contracts, primarily through commissions paid to agents.
The Company’s customers are insurance carriers, as the Company acts as an agent to the insureds to identify a policy and carrier that best meets the needs of the insured. The Company contracts with various insurance carriers and earns commissions for the initial term of the policy on policies placed with insurance carriers. Contracts with the insurance carriers are non-exclusive and can typically be terminated unilaterally by either party. Additionally, the Company and the insurance carrier can agree to amend provisions in the contracts relating to the prospective commission rates paid to the Company for new policies sold.
Revenue from performance obligations is satisfied at the point in time in which the current term of the policy is placed and effective. These contracts are sold by the Company on behalf of the insurance carriers to the policyholder. For performance obligations related to the placement of insurance contracts, control transfers to the policyholder at a point in time at which all performance obligations have been fulfilled as evidenced by the binding of a policy. Commissions are established by contract between the Company and the insurance carrier and are calculated as a percentage of premium for the underlying insurance contract. The Company records revenue when the underlying insurance contracts are bound for the commission expected to be received for the current term of the policy, net of any estimated refunds due to policy cancellations. Commissions related to renewed policies are recognized at the time the policy renews and the new policy becomes effective. The only material promise to be performed by the Company is to sell the policy. While agreements may indicate certain administrative support such as to provide the underlying insured with policy information, such promises are immaterial in the context of the contract and are not identified as performance obligations. Additionally, the Company has concluded that they are required to “re-sell” the policy on an annual basis. As a result, a performance obligation exists for each policy term. This coincides with the efforts of placing renewed policies with the insurance carrier.
The transaction price is the total commission the Company expects to receive from the insurance carrier for the current term of the policy. The transaction date is determined by the effective date of the insurance policy. Policies are subject to cancellation at the discretion of the insured, and such a cancellation would result in the Company’s commission being limited to the period that the policy was in force. The Company estimates any expected variable consideration, endorsements, or cancellations, based on historical information and data collected from external sources, at the time revenue is recorded.
Contingent Income
Contingent income is earned from the insurance carriers to drive incremental policy sales when the Company meets or exceeds certain premium volumes and/or falls below specific loss ratio quotas predetermined by its insurance carriers. The Company utilizes the expected value approach to estimate contingent income that incorporates a combination of historical payment data by insurance carriers and the current-year production forecast data used to estimate the amount of contingent income expected to be received from the insurance carriers. Because of the uncertainty regarding the amount estimated to be received, the Company constrains the recognition of contingent income until information from the insurance carrier regarding the amount owed by the insurance carriers to the Company is received and is probable to avoid reversal of contingent income in the future period. The uncertainty regarding the estimated contingent income is primarily in the profitability of the insurance policies placed, as determined by the loss ratios maintained by the insurance carriers. The uncertainty is resolved upon receiving notification from the insurance carrier regarding actual profitability results. Contingent income is not refundable.
Fee Income
Fee income is comprised primarily of policy fees, branch fees, license fees and third-party administrator (“TPA”) fees.
The Company receives policy fees as compensation for administrative services performed in connection with the placement and issuance of certain policies that are in addition to and separate from commissions paid by the insurance carriers. Policy fees are recognized at the point in time in which an insurance policy is bound and issued on the effective date of certain policies. Policy fees are not refundable.
Branch fees include the monthly recurring fees assessed for the ongoing customer service and back-office support provided to independent branches operating exclusively through the Company pursuant to an exclusive branch agreement and a one-time branch onboarding fee. The Company’s performance obligation related to branch fees is largely satisfied, and the related revenue is recognized at a point in time, when the services are rendered, typically monthly. Branch fees are deducted from the monthly commissions paid to the branch.

License fees include usage-based fees, which are typically priced as a specified fee per user and assessed by the Company for the use of its proprietary applications. The Company’s performance obligation related to license fees is largely satisfied, and the related revenue is recognized at a point in time, when the services are rendered, typically monthly.
TPA fees are related to services performed based on service agreements with a few insurance carriers. Revenues associated with TPA fees are recognized at a point in time, when the services are performed, which is typically monthly.
Other Income
Other income is comprised primarily of income earned for facilitating premium financing arrangements, fees assessed for agent conventions, interest income, and other miscellaneous income.
Cash and Cash Equivalents
Cash and cash equivalents primarily include demand deposits with financial institutions and highly liquid investments with original maturities of three months or less that are not managed by external or internal investment advisors.
Restricted Cash
In certain cases, the Company collects premiums from insureds and, after deducting our commissions and fees, remits the premiums to insurance carriers. The Company also collects surplus line taxes for remittance to state taxing authorities. Additionally, the Company has an agreement with certain insurance carriers whereby it remits claim payments and/or premium refunds to the insured on behalf of the insurance carriers. While the Company is in possession of the premiums, claims payments and surplus line taxes, the Company may invest those funds in interest-bearing demand deposit accounts with banks, in which interest income on these unremitted amounts is included in Other income in the Condensed Consolidated Statements of Operations. These unremitted amounts are reported as Restricted cash in the Condensed Consolidated Statements of Financial Position. Restricted cash amounting to $10.8 million and $7.2 million as of June 30, 2024 and December 31, 2023, respectively, is comprised of interest-bearing bank deposits.
In its role as an insurance intermediary, the Company collects and remits amounts between the insureds and insurance carriers. Because these amounts are collected on behalf of third parties, they are excluded from the measurement of the transaction price when applying the revenue recognition guidance. Similarly, the Company excludes surplus lines taxes from the measurement of the transaction price, as these are assessed by and remitted to governmental authorities. The Company recognizes the amounts collected on behalf of others, including insureds and insurance carriers, as Accounts receivable and the associated Carrier liabilities on the Condensed Consolidated Statements of Financial Position. The Company does not have any rights or obligations in connection with these amounts with the exception of segregating these amounts from the Company's operating funds and paying them when they are due.
As of June 30, 2024 and December 31, 2023, the Company reported Carrier liabilities amounting to $15.2 million and $8.7 million, respectively. Carrier liabilities are recognized based on premiums written, while Restricted cash is recorded based on premiums collected. This basis difference, coupled with the timing of settling the commissions and fees on collected premiums, resulted in differences between the amount reported in Restricted cash and Carrier liabilities.
Receivables
Commissions receivable represents commissions earned but outstanding along with the estimated contingent commissions.
Accounts receivable represents premiums billed by TWFG-GA on behalf of certain insurance carriers. These amounts, less commission, are remitted to the insurance carriers upon collection.
Allowance for Credit Losses
On January 1, 2023, the Company adopted the current expected credit losses methodology (“CECL”) for estimating allowances for credit losses for most financial assets. The Company adopted the CECL methodology using a modified retrospective method, which requires a cumulative effect adjustment to its opening retained earnings. Upon adoption of the CECL methodology, the Company recorded a total allowance for credit losses of $0.3 million, which was primarily related to Receivables from agents, included in Other current assets, net, in the Condensed Consolidated Statements of Financial Position, and to a lesser extent, Commissions receivable.
The allowance for credit losses is maintained on Commissions receivable and Receivables from agents, included in Other current assets, net, in the Condensed Consolidated Statements of Financial Position. The determination of the credit allowance is based on a quarterly evaluation of each of these receivables, including general economic conditions and estimated collectability. The Company evaluates the collectability of its receivables based on a combination of credit quality indicators, including, but not limited to, payment status, historical charge-offs, and financial strength of the insurance carriers for Commissions receivable, and production performance and age of balances for Receivables from agents. A receivable is considered to have deteriorated in credit quality when, based on current information and events, it is probable that the Company will be unable to collect all amounts due. As of June 30, 2024 and December 31, 2023, the total allowance for credit losses was $0.4 million and $0.3 million, respectively.
No allowance for credit losses was required related to Accounts receivable as of June 30, 2024 and December 31, 2023.
Intangible Assets
Intangible assets are stated at cost, less accumulated amortization, and consist of computer software development costs, non-compete agreements, and purchased customer lists. Computer software development costs are amortized on the straight-line method over three or five years. Non-compete agreements are amortized on the straight-line method over the term of the non-compete agreements. Customer lists represent amounts paid by insurance agencies to buy a list of active policies or insureds. As these policies renew, the Company realizes an income stream from commissions. Customer lists are amortized on the straight-line method over eight to ten years.
The Company acquires intangible assets in connection with acquisition transactions. In each acquisition transaction, the Company assesses whether the transaction should follow accounting guidance applicable to an asset acquisition or a business combination. This assessment requires an evaluation of whether the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, resulting in an asset acquisition or, if not, resulting in a business combination. An asset acquisition is an acquisition of an asset, or a group of assets, that does not meet the definition of a business.
The Company accounts for asset acquisitions using the cost accumulation and allocation model, whereby the costs of acquisition are allocated to the assets acquired on a relative fair value basis in accordance with the Company’s accounting policies. The acquired intangible assets are recorded at fair value, which is determined based on multiples of revenue or Adjusted EBITDA, growth rates, and loss ratios of the intangible assets acquired. The methods and assumptions used to determine the purchase price and the estimated useful lives of intangible assets require significant judgment.
Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable. If indicators of impairment exist, the Company assesses the recoverability of its intangible assets by reviewing the estimated future undiscounted cash flows generated by the corresponding asset or asset group. If based on the assessment, the Company determines that the intangible assets are impaired, such assets are written down to their fair values with the related impairment losses recognized in the Condensed Consolidated Statements of Operations. There were no impairments recorded for the three and six months ended June 30, 2024 and 2023.
Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. Maintenance, minor repairs, and replacements are charged directly to expense as incurred, while major renewals and betterments are capitalized. When property and equipment are sold or otherwise disposed of, the asset accounts and related accumulated depreciation accounts are relieved, and any gain or loss is included in the results of operations.

Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life
Automobiles	5 years
Computer equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of the estimated useful life or the underlying lease term
Office equipment	5 - 7 years

Property and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable. If indicators of impairment exist, the Company assesses its recoverability by reviewing the estimated future undiscounted cash flows generated by the corresponding asset or asset group. If based on the assessment, the Company determines that the property and equipment are impaired, such assets are written down to their fair values with the related impairment losses recognized in the result of operations. There were no impairments recorded for the three and six months ended June 30, 2024 and 2023.
Assets for disposal are reported at the lower of the carrying value or fair value, less costs to sell.
Deferred Offering Costs
Deferred offering costs, which consist of direct incremental legal, accounting, consulting, and other fees and expenses related to the IPO were capitalized in Deferred offering costs on the Condensed Consolidated Statements of Financial Position. The deferred offering costs were offset against IPO proceeds upon the consummation of an IPO. Deferred offering costs were $5.9 million and $2.0 million as of June 30, 2024 and December 31, 2023, respectively.
Commissions Payable
Commissions payable represents commissions due to agents for services provided for the placement of insurance contracts. The Company records the commission expense and the related commissions payable on the effective date of the policy based on the estimated total premium for the term of the policy adjusted for any expected variable consideration, endorsements or cancellations based on historical information at the time the expense is recorded.
Leases
The Company evaluates contracts entered into to determine whether the contract involves the use of an identified asset. The Company then evaluates whether it obtains substantially all economic benefits from the use of the asset, and whether it has the right to direct the use of the asset. If these criteria are met and a lease has been identified, the Company accounts for the contract under the requirements of the Accounting Standards Codification (“ASC”) 842, Leases.
The Company's leased assets consist primarily of real estate for occupied offices and office equipment. Leases with a lease term of 12 months or less at inception are not recorded on the Condensed Consolidated Statements of Financial Position and are expensed on a straight-line basis over the lease term. The Company determines the lease term by assessing the renewal options with the lessor and includes lease extension (or termination) options only when options are reasonably certain of being (or not being) exercised. All of the Company’s real estate and office equipment leases are recognized as operating leases. The Company does not sublease any of its leases. The Company elected the practical expedient to not separate non-lease and lease components and rather account for them as a single lease component of the underlying assets. The Company has no variable lease payments in any of its leases.
The Company recognizes lease right-of-use (“ROU”) assets and operating lease liabilities on the Condensed Consolidated Statements of Financial Position for operating lease agreements. Lease liabilities are measured at the lease commencement date as the present value of the future lease payments determined. As the interest rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate on the lease commencement date. ROU assets are measured as the lease liability plus initial direct costs and prepaid lease payments less lease incentives.

Derivatives
The Company uses derivative financial instruments, i.e., interest rate swaps, to manage its interest rate exposure associated with some of its borrowings. The Company does not hold or issue derivative instruments for trading or speculative purposes. Derivative instruments are recognized as assets or liabilities at fair value on the Condensed Consolidated Statements of Financial Position.
At the inception of the hedging relationship, the Company formally documents its designation of the hedge as a cash flow hedge and the risk management objective and strategy for undertaking the hedging transaction. The Company identifies how the hedging instrument is expected to hedge the designated risks related to the hedged item and the method that will be used to retrospectively and prospectively assess the hedge effectiveness and the method which will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the hedge accounting relationship. For derivative instruments designated as a cash flow hedge, all changes in the fair value of the hedging derivative are reported within accumulated other comprehensive income and the related gains or losses on the derivative are reclassified into earnings when the cash flows of the hedged item affect earnings. For a derivative not designated as a hedge, changes in the derivative’s fair value and any income received or paid on derivatives at the settlement date are included in earnings. See Note 6 for additional information about the Company’s derivative instruments.
The Company discontinues hedge accounting prospectively when: (1) it determines the derivative is no longer highly effective in offsetting changes in the estimated cash flows of a hedged item; (2) the derivative expires, is sold, terminated, or exercised; or (3) the derivative is de-designated as a hedging instrument. When hedge accounting is discontinued, the derivative continues to be carried on the Condensed Consolidated Statements of Financial Position at fair value, with changes in fair value recognized in earnings.
Fair Value Measurements
ASC 820, Fair Value Measurement, establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements).
The three levels of the fair value hierarchy under ASC 820 are as follows:
Level I – Observable inputs such as quoted prices for identical assets in active markets;
Level II – Inputs other than quoted prices for identical assets in active markets, that are observable either directly or indirectly; and
Level III – Unobservable inputs in which there is little or no market data which requires the use of valuation techniques and the development of assumptions.
The carrying amount of financial assets and liabilities reported in the Condensed Consolidated Statements of Financial Position for Cash and cash equivalents, Restricted cash, Commissions receivable, Accounts receivable, Other current assets, Commissions payable, Carrier liabilities, Accounts payable and accrued liabilities, and Other current liabilities at June 30, 2024 and December 31, 2023, approximate fair value because of the short-term duration of these instruments. See Notes 6 and 7 for discussions of fair value measurements related to derivative instruments and debt.
Members’ Equity
In May 2023, the Company amended and restated its limited liability company agreement and created three classes of membership interests — Class A common units with one vote per unit, Class B common units with one vote per unit, and Class C common units with 10 votes per unit (see Note 1). Before the amendment that created the three classes of membership interests, the Company had one class of membership interest, and each unit was entitled to one vote per unit.
In December 2023, the A&R LLC Agreement was amended to provide that, to the extent permitted by applicable law and subject to any restrictions in any credit agreement, to the extent the Company had available cash, the Board of Managers would at least annually make a distribution to its members in an amount sufficient to allow each member to pay all U.S., state and local income taxes on income expected to be allocated to each member.

Under the amended A&R LLC Agreement, other than mandatory tax distributions as described above, distributions to unitholders would be made only in such amounts and at such times as determined by the Company’s Board of Managers in its sole and absolute discretion. Distributions, if declared by the Company’s Board of Managers, would be made to all common members in proportion to their relative common units. Upon a liquidation event, certain Class B unitholders would receive preference for any distribution or other payment, which were equivalent to their preferred liquidation amount. Once the preferred liquidation amount was fully paid, any distribution made to common unit members would be in proportion to their relative common units, provided any such distribution to certain Class B unitholders was net of the preferred liquidation amount. The A&R LLC Agreement was subsequently amended in connection with the reorganization transactions.
Income Taxes
The Company is a limited liability company and has elected to be treated as a partnership for federal tax purposes. The Company is taxed under Section 701 of the Internal Revenue Code, which provides that items of income, deductions, and credits are “passed through” and taxed at the partner level. As a result, a provision or liability for federal income tax is not reflected in the condensed consolidated financial statements. However, TWICO is subject to federal income tax and records a provision or liability for federal income tax purposes, which is reported in the condensed consolidated financial statements as part of the discontinued operation. See Note 11 for additional information about the discontinued operation.
Segment
The Company operates its business as a single operating and reportable segment, which is consistent with how its chief operating decision maker (“CODM”) reviews financial performance and allocates resources.
Recent Accounting Pronouncements Not Yet Adopted
Segment Reporting
In November 2023, the FASB issued an accounting standard that is intended to improve reportable segment disclosure requirements. The standard requires disclosures to include significant segment expenses that are regularly provided to the CODM, a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by the standard to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company intends to adopt the new standard in its annual consolidated financial statements as of and for the year ending December 31, 2024. The Company expects the adoption of the standard to have a material impact on its disclosures; however, the standard will not have an impact on its Condensed Consolidated Statements of Financial Position, Operations or Cash Flows.
Income Taxes
In December 2023, the FASB issued an accounting standard that requires disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, and additional information about federal, state, local and foreign income taxes. The standard also requires annual disclosure of income taxes paid (net of refunds received), disaggregated by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is to be applied on a prospective basis, although optional retrospective application is permitted. The Company is currently evaluating the impact this standard will have on its financial statement disclosures.

3.REVENUES
The following table presents the disaggregation of revenues by major source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Commission income	$48,662	$41,771	$91,207	$78,458
Contingent income	1,258	1,003	2,334	1,988
Fee income
Policy fees	933	521	1,446	1,076
Branch fees	1,220	843	2,351	1,310
License fees	444	660	959	1,535
TPA fees	92	184	165	315
Other income	657	394	1,117	550
Total revenues	$53,266	$45,376	$99,579	$85,232

The Company operates through two primary offerings, which are Insurance Services and TWFG MGA. The following table presents the disaggregation of revenues by offerings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Insurance Services
Agency-in-a-box	$34,589	$35,145	$66,418	$66,644
Corporate Branches	9,351	1,568	16,627	2,504
TWFG MGA	8,884	7,953	15,723	14,879
Other	442	710	811	1,205
Total revenues	$53,266	$45,376	$99,579	$85,232

As of June 30, 2024 and December 31, 2023, the Commissions receivable reported in the Condensed Consolidated Statements of Financial Position had a balance of $22.4 million and $19.1 million, respectively, and had an opening balance of $15.0 million as of January 1, 2023. As of June 30, 2024, the aging of Commissions receivable is 62.7% for current, 10.6% for 31-60 days and the remainder is over 61 days. As of December 31, 2023, the aging of commissions receivable is 73.2% for current, 8.8% for 31-60 days and the remainder is over 61 days. The Company has no contract liabilities as of June 30, 2024, December 31, 2023, and January 1, 2023.
Other than The Progressive Corporation, which accounted for 13% and 12% of total revenues for the three and six months ended June 30, 2024, respectively, and 14% and 13% of total revenues for the three and six months ended June 30, 2023, respectively, no other customers individually accounted for 10% or more of the Company’s total revenues for the three and six months ended June 30, 2024 and 2023.
4.INTANGIBLE ASSETS
In April 2023, the Company purchased the assets of Ralph E. Wade Insurance Agency Inc. (“Wade”), which resulted in the Company recording an increase in customer lists intangible assets of $4.3 million. Immediately following the asset purchase, the Company sold 10.9% interest in the asset purchased from Wade to American Insurance Strategies, LLC (“AIS”) for a total consideration of $0.5 million.
In May 2023, the Company purchased 50.1% of the assets of Luczkowski Insurance Agency Inc. (“Luczkowski”) and Jim Kelly Insurance Agency Inc. (“Kelly”), which resulted in the Company recording an increase in customer lists intangible assets of $0.6 million from the Luczkowski asset purchase and $1.1 million from the Kelly asset purchase.
In October 2023, the Company purchased the assets of Jeff Kincaid Insurance Agency, Inc. (“Kincaid”), which resulted in the Company recording an increase in customer lists intangible assets of $11.8 million. In December 2023, the Company purchased the assets of Brinson, Inc. (“Brinson”), which resulted in the Company recording an increase in customer lists intangible assets of $2.0 million. In January 2024, the Company issued a total of 4,164 Class A common units to settle the equity component of the Kincaid and Brinson asset purchase considerations.

The Company previously acquired partial interests in the assets of AIS, Luczkowski, and Kelly and operated them as corporate branches. In January 2024, the Company acquired the remaining interests in the assets of AIS, Luczkowski, and Kelly for a total purchase price of $5.2 million, converting them to wholly owned corporate branches. The Company paid the total purchase price related to these asset acquisitions through the issuance of equity.
In January 2024, the Company acquired the assets of nine of its independent branches and converted those independent branches to corporate branches. The transactions resulted in the Company recording an increase in customer list intangible assets of $40.8 million. The Company issued equity and paid cash amounting to $20.4 million in settlement for the total purchase price.
In addition to the acquisitions described above, the Company purchased customer lists intangible assets totaling $0.8 million for the six months ended June 30, 2024 and $0.9 million for the year ended December 31, 2023, representing purchases of assets with annualized revenue of less than $0.5 million.
The following table presents information about the Company’s intangible assets (in thousands):

	June 30, 2024				December 31, 2023
	Customer Lists	Computer Software	Non-Compete Agreements	Total	Customer Lists	Computer Software	Non-Compete Agreements	Total
Cost
Balance, beginning of period	$48,997	$7,858	$275	$57,130	$29,177	$8,472	$275	$37,924
Additions(1)	46,765	444	—	47,209	20,678	1,129	—	21,807
Disposals(2)	—	—	—	—	(858)	(1,743)	—	(2,601)
Balance, end of period	95,762	8,302	275	104,339	48,997	7,858	275	57,130
Accumulated amortization	20,090	6,191	264	26,545	14,779	5,684	231	20,694
Net carrying amount, end of period	$75,672	$2,111	$11	$77,794	$34,218	$2,174	$44	$36,436

	2024				2023
	Customer Lists	Computer Software	Non-Compete Agreements	Total	Customer Lists	Computer Software	Non-Compete Agreements	Total
Three Months Ended June 30,
Amortization expense	$2,648	$252	$4	$2,904	$756	$285	$29	$1,070
Six Months Ended June 30,
Amortization expense	$5,311	$507	$33	$5,851	$1,366	$641	$58	$2,065

(1)The acquired customer lists in 2024 and 2023 have a weighted average amortization period of 8 years.
(2)For both the three and six months ended June 30, 2024, $0.06 million gain on sale of customer lists was recognized by the Company. For both the three and six months ended June 30, 2023, $0.01 million loss on sale of customer lists was recognized by the Company.
The following table presents the future amortization for intangible assets as of June 30, 2024 (in thousands):

	Customer Lists	Computer Software	Non-Compete Agreements
Remainder of 2024	$5,342	$457	$8
2025	10,663	588	3
2026	10,606	478	—
2027	10,559	380	—
2028	10,523	193	—
Thereafter	27,979	15	—
Total	$75,672	$2,111	$11

5.OPERATING LEASES
The following table summarizes the Company’s lease costs and supplemental cash flow information related to its operating leases (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs reported in Other administrative expenses	$268	$182	$526	$330
Short-term operating lease costs reported in Other administrative expenses	38	3	73	10
Total lease costs	$306	$185	$599	$340

Weighted average remaining lease term (in years)			3.2	3.8
Weighted average discount rate			2.42%	2.80%

Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases reported in Change in operating lease liabilities	$275	$190	$549	$346
Operating lease non-cash items:
Non-cash right-of-use assets obtained in exchange for new operating lease liabilities	$41	$504	$808	$526

The estimated future minimum payments of operating leases as of June 30, 2024 (in thousands):

Remainder of 2024	$554
2025	1,081
2026	779
2027	368
2028	167
2029	5
Total undiscounted future lease payments	2,954
Less: imputed interest	(284)
Present value of lease liabilities	$2,670

6.DERIVATIVES
On July 30, 2019, and December 4, 2020, the Company entered into interest rate swap agreements to manage its exposure to interest rate fluctuations related to the Company’s term loans. At inception, the Company designated the interest rate swap agreements as cash flow hedges. As of June 30, 2024 and December 31, 2023, the interest rate swaps continue to be effective hedges. The original notional amount of the interest rate swaps as of both June 30, 2024 and December 31, 2023 was $17.0 million. The current notional amount of the interest rate swaps as of June 30, 2024 and December 31, 2023 was $7.0 million and $8.4 million, respectively.
The fair value of the interest rate swaps as of both June 30, 2024 and December 31, 2023 was $0.5 million, which was included in Other non-current assets, except for the portion that relates to maturities within the next twelve months. The derivative assets fair value as of June 30, 2024 and December 31, 2023 was determined using the Level II inputs described in Note 2.
The maturity dates for the interest rate swaps are July 30, 2024 and December 6, 2027, which correspond with the debt maturity dates. As of June 30, 2024, the Company expects $0.3 million of unrealized gains from the interest rate swaps to be reclassified into earnings over the next twelve months.

7.DEBT
The following is a summary of the Company’s outstanding debt (in thousands):

	June 30, 2024	December 31, 2023
Term Loans
5-year term loan, periodic interest and monthly principal payments, Daily Simple SOFR + 0.11448% SOFR adjustment, matures July 30, 2024	$147	$584
7-year term loan, periodic interest and monthly principal payments, Daily Simple SOFR + 0.11448% SOFR adjustment, matures December 6, 2027	6,853	7,772
Total term loans	7,000	8,356
Revolving Facility
5-year revolving credit facility, periodic interest payments, Term SOFR + 0.10% SOFR adjustment + 2% up to 2.75% applicable margin based on the consolidated leverage ratio, plus commitment fees of 0.20% up to 0.35% based on the consolidated leverage ratio, matures May 23, 2028	41,000	41,000
Deferred acquisition payable	1,633	1,381
Total debt	49,633	50,737
Current maturities	(2,613)	(2,781)
Long-term debt	$47,020	$47,956

Future maturities of the Company’s outstanding debt as of June 30, 2024, were as follows (in thousands):

Remainder of 2024	$1,412
2025	2,416
2026	2,473
2027	2,209
2028	41,063
Thereafter	60
Total	$49,633

For the three and six months ended June 30, 2024, the Company incurred interest expense of $0.9 million and $1.7 million, respectively. For the three and six months ended June 30, 2023, the Company incurred interest expense of $0.2 million and $0.3 million, respectively.
Term Loans
The 5-year term loan was entered into on July 30, 2019, with the original principal of $4.0 million, while the 7-year term loan was entered into on December 4, 2020, with the original principal of $13.0 million. The Company entered into interest rate swap agreements to manage its exposure to interest rate fluctuations related to its term loans. See Note 6 for more information relating to the interest rate swaps associated with these loans.
Revolving Credit Agreement
On May 23, 2023, the Company entered into a Revolving Credit Agreement with PNC Bank National Association (“Lender”) which provides a revolving credit facility to the Company, with commitments in an aggregate principal amount not to exceed $50.0 million (as amended on June 20, 2024, the “Revolving Facility”). The borrowings under the Revolving Facility will be used by the Company for permitted acquisitions, working capital and general corporate purposes.
The Company pays a commitment fee on undrawn amounts under the Revolving Facility of 0.20% to up to 0.35% based on the consolidated leverage ratio. As of both June 30, 2024 and December 31, 2023, the unused capacity under the Revolving Facility was $9.0 million.
Borrowings under the term loans and the Revolving Facility are secured by substantially all assets constituting personal property of TWFG, Inc. and its subsidiaries, including receivables, inventory, equipment, and intellectual property, subject to certain exceptions. In addition, the term loan agreement contains covenants that restrict the

Company’s ability to make certain distributions or dividend payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change the Company’s business or make investments. In addition, the term loan agreement requires the Company to maintain certain financial ratios. As of June 30, 2024 and December 31, 2023, the Company was in compliance with these covenants. Because the Company’s term loans and borrowings under the Revolving Facility have variable interest rates, the outstanding debt as of June 30, 2024 and December 31, 2023 approximates fair value.
Acquisition-Related Notes
In April 2023, the Company acquired customer list intangible assets for a total consideration of $4.3 million, of which $3.0 million was paid in cash at closing. The remaining balance was settled through the issuance of a note payable monthly over three years beginning in April 2024 and bears an annual interest of 3.75%.
In March 2024, the Company acquired customer list intangible assets, of which approximately $0.4 million of the purchase price was settled through the issuance of a non-interest bearing note and was recorded as deferred acquisition payable. The note is payable monthly over a period of 70 months. The deferred acquisition payable was recorded at fair value with an imputed interest rate of 5.00%.
The portion of the Company’s acquisition-related notes due within 12 months or less from the financial statement date is reported in the Condensed Consolidated Statements of Financial Position as Deferred acquisition payable, current, while the amount due after 12 months from the financial statement date is included in Deferred acquisition payable, non-current. See Notes 4 and 9 for more information regarding the purchase of the customer list intangible assets.
8.DEFINED CONTRIBUTION PLAN
TWFG Holding sponsors a Safe Harbor defined contribution pension plan (“the Plan”). The sponsor is part of a controlled group that includes both TWFG-IS and TWFG-GA. The Plan allows employees who are age 21 or older and have completed 3 months of service to participate.
Each year, participants may defer between 1% and 100% of eligible compensation, not to exceed the maximum dollar amount as allowed under Section 402(g) of the Internal Revenue Code. Effective January 1, 2008, the Plan was amended to allow the Company to meet the provisions of the regulations. The Plan provides a Company matching of 100% on the first 4% of eligible compensation that a participant contributes to the Plan.
For the three and six months ended June 30, 2024, the Company recognized expenses related to the Plan of $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2023, the Company recognized expenses related to the Plan of $0.1 million and $0.2 million, respectively. The Company at its election may make discretionary profit share contributions. Contributions are subject to certain limitations. For the three and six months ended June 30, 2024 and 2023, the Company elected not to make any additional discretionary contributions.
9.RELATED PARTY TRANSACTIONS
TWFG provides administration services to and pays expenses on behalf of its subsidiaries as part of its management agreement with its subsidiaries. These expenses are allocated to the subsidiaries based on the time expended by employees in each subsidiary. For the three and six months ended June 30, 2024, the Company allocated general and administrative expenses related to the continuing operations totaling $1.2 million and $2.2 million, respectively. For the three and six months ended June 30, 2023, the Company allocated general and administrative expenses related to the continuing operations totaling $1.0 million and $2.0 million, respectively. These amounts are eliminated in the Condensed Consolidated Statements of Operations.
TWICO pays TWFG-GA commissions and fee income, i.e., policy fees and TPA fees, for business written through TWFG-GA. For the three and six months ended June 30, 2024, TWFG-GA earned $1.9 million and $3.0 million in commissions, respectively, and $0.5 million and $0.9 million in fee income, respectively, from TWICO. For the three and six months ended June 30, 2023, TWFG-GA earned $0.9 million and $1.9 million in commissions, respectively and $0.4 million and $0.8 million in fee income, respectively, from TWICO. These amounts are not eliminated and are included in commission income and fee income in the Condensed Consolidated Statements of Operations. In addition, TWFG Holding provides administration services to and pays expenses on behalf of TWICO as part of its management agreement with TWICO. For the three and six months ended June 30, 2024 and 2023, the Company allocated general and administrative expenses related to TWICO, which were immaterial. The offsetting expenses recognized by TWICO for one month in 2023 related to these commissions, policy, TPA fees and allocated general and administrative expenses are included in the net income from discontinued operation in the Condensed Consolidated Statements of Operations.
As described in Note 1, in May 2023, the Company distributed its equity interest in EVO to the owners of the Company. As a result, the Company deconsolidated EVO effective on the distribution date. TWFG-IS and TWFG-GA have software licensing agreements with EVO, which allow TWFG-IS and TWFG-GA to use EVO’s proprietary agency management system in exchange for a fixed annual fee. In addition, TWFG Holding provides administration services to and pays expenses on behalf of EVO as part of its management agreement with EVO. Prior to the deconsolidation of EVO, charges between the Company and EVO were eliminated upon consolidation. For the three and six months ended June 30, 2024, the Company incurred $0.4 million and $0.9 million in license fees, respectively, and allocated general and administrative expenses related to EVO, totaling $0.08 million and $0.1 million, respectively. For both the three and six months ended June 30, 2023, the Company incurred $0.2 million in license fees, and allocated general and administrative expenses related to EVO, totaling $0.08 million. These amounts are not eliminated and are included in Other administrative expenses in the Condensed Consolidated Statements of Operations.
As described in Note 4, the Company purchased the assets of Wade for a total consideration of $4.3 million, of which $3.0 million was paid in cash, and the remaining balance of $1.3 million, was settled through the issuance of an interest-bearing note, payable monthly, over three years beginning in April 2024. The portion of the balance due within 12 months or less from the financial statement date is reported in the Condensed Consolidated Statements of Financial Position as Deferred acquisition payable, current, while the amount due after 12 months from the financial statement date is included in Deferred acquisition payable, non-current.
As described in Note 4, immediately following the asset purchase, the Company sold 10.9% interest in the asset purchased from Wade to AIS for a total consideration of $0.5 million. In connection with the Wade asset purchase, the branch agreement between TWFG-IS and AIS was amended to add Wade’s book of business into AIS, which changed to TWFG-IS ownership of the assets of AIS branch from 70% to 76.9%.
As described in Note 4, the Company acquired interests in the operations and assets of AIS, Luczkowski and Kelly. All respective equity ownership with AIS, Luczkowski and Kelly following the respective asset purchases remained with the sellers, while TWFG-IS managed the ongoing operations of AIS, Luczkowski and Kelly. In January 2024, the Company acquired the remaining interests in the assets of AIS, Luczkowski, and Kelly for a total purchase price of $5.2 million, converting them to wholly owned corporate branches. The Company issued equity to settle the total purchase price.
As described in Note 4, the Company purchased the assets of Kincaid and Brinson for a total consideration of $11.8 million and $2.0 million, respectively. Upon closing, the Company paid $8.2 million in cash for the Kincaid asset purchase and $0.5 million in cash for the Brinson asset purchase. The amount representing the unsettled portion of the total consideration as of December 31, 2023 was reported as Deferred acquisition payable, current in the Condensed Consolidated Statements of Financial Position.
In January 2024, pursuant to the asset purchase agreements, the remaining balances of the total consideration associated with the Kincaid and Brinson asset purchases were settled through the issuance of the Company’s Class A common units, equivalent to $3.5 million for the Kincaid asset purchase, and the issuance of the Company’s Class A common units equivalent to $1.0 million and cash payment of $0.5 million for the Brinson asset purchase.
RenaissanceRe Holdings Ltd., through its wholly-owned subsidiary RenaissanceRe Ventures U.S. LLC, has been an investor in the Company since 2018, and is represented on the Company’s Board of Managers.
Griffin Highline Capital, LLC, through its wholly-owned subsidiary, GHC Woodlands Holdings LLC, has been an investor in the Company since 2021, and is represented on the Company’s Board of Managers.

10.NET INCOME PER UNIT
As discussed in Note 1, in May 2023, the Company amended and restated its limited liability company agreement, which resulted in the automatic exchange of all outstanding membership interests into three classes of membership interests. The economic interests of the unitholders before and after the unit exchange remained the same. As a result, to calculate the net income per unit, the Company retrospectively reflected the impact of the unit exchanges effective January 1, 2023. See Notes 1 and 2 for additional discussions regarding the unit exchange and the rights under each class.
The following table illustrates the computation of basic and diluted net income per unit (amounts in thousands, except units and per unit data):

	Three Months Ended June 30, 2024
	Basic			Diluted
	Class A	Class B	Class C	Class A	Class B	Class C
Net income	$291	$1,162	$5,465	$291	$1,162	$5,465
Weighted average units used in the computation of net income per unit	27,689	110,750	521,000	27,689	110,750	521,000
Net income per unit	$10.49	$10.49	$10.49	$10.49	$10.49	$10.49

	Three Months Ended June 30, 2023
	Basic			Diluted
	Class A	Class B	Class C	Class A	Class B	Class C
Net income	$—	$1,239	$5,828	$—	$1,239	$5,828
Weighted average units used in the computation of net income per unit	0	110,750	521,000	0	110,750	521,000
Net income per unit	$—	$11.19	$11.19	$—	$11.19	$11.19

	Six Months Ended June 30, 2024
	Basic			Diluted
	Class A	Class B	Class C	Class A	Class B	Class C
Net income	$569	$2,275	$10,703	$569	$2,275	$10,703
Weighted average units used in the computation of net income per unit	27,689	110,750	521,000	27,689	110,750	521,000
Net income per unit	$20.54	$20.54	$20.54	$20.54	$20.54	$20.54

	Six Months Ended June 30, 2023
	Basic			Diluted
	Class A	Class B	Class C	Class A	Class B	Class C
Net income from continuing operations	$—	$2,181	$10,258	$—	$2,181	$10,258
Weighted average units used in the computation of net income per unit	—	110,750	521,000	—	110,750	521,000
Net income from continuing operations per unit	$—	$19.69	$19.69	$—	$19.69	$19.69

Net loss from discontinued operation, net of tax	$—	$146	$688	$—	$146	$688
Weighted average units used in the computation of net income per unit	—	110,750	521,000	—	110,750	521,000
Net loss from discontinued operation per unit	$—	$1.32	$1.32	$—	$1.32	$1.32

Net income	$—	$2,327	$10,946	$—	$2,327	$10,946
Weighted average units used in the computation of net income per unit	—	110,750	521,000	—	110,750	521,000
Net income per unit	$—	$21.01	$21.01	$—	$21.01	$21.01

11.DISCONTINUED OPERATION
Prior to February 2023, TWICO was a wholly owned subsidiary of the Company. In July 2022, the Company entered into a Master Transaction Agreement in which the Company’s equity interests in TWICO were distributed to the owners of the Company (“TWICO Distribution”). The TWICO Distribution was effective in February 2023 after approval from the Texas Department of Insurance. The TWICO Distribution is a common control transaction and recorded at book value as a capital transaction with no gain or loss recorded. TWICO, as a subsidiary of the Company, was determined to be a component of the Company and disposed of by other-than-sale. The TWICO Distribution represents a significant strategic shift in the operations of the Company and has met all criteria for discontinued operations reporting on the distribution date, i.e., February 2023. After the TWICO Distribution, the Company retains significant continuing involvement in the operation of TWICO through TWICO’s existing agency agreement with TWFG-GA and the management agreement with the Company. See Note 9 for more information about the transactions between the Company, TWFG-GA and TWICO.
The following is a reconciliation of the amounts of major classes of income from operations classified as discontinued operation in the Consolidated Statement of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$—	$—	$—	$1,240
Less: Operating expenses	—	—	—	450
Operating income	—	—	—	790
Less: Income tax benefit	—	—	—	(44)
Net income from discontinued operation, net of tax	$—	$—	$—	$834

12.LITIGATION AND CONTINGENCIES
The Company is a party to various legal actions and claims, brought by or threatened against it, in the ordinary course of business. The Company records liabilities for loss contingencies when it is probable that a liability has been incurred and the amount is reasonably estimable. The Company does not discount such contingent liabilities and recognizes incremental costs related to the contingencies when incurred.
In the opinion of management, the ultimate resolution of legal actions and pending claims will not materially affect the condensed consolidated financial statements of the Company.

13.SUBSEQUENT EVENTS
We have evaluated subsequent events through August 30, 2024, the issuance date and determined that no events have occurred that require disclosure other than the events listed below.
Initial Public Offering
On July 19, 2024, TWFG, Inc. completed its IPO of 11,000,000 shares of Class A common stock at an initial public offering price of $17.00 per share. On July 23, 2024, the underwriters purchased an additional 1,650,000 shares of Class A common stock in connection with the underwriters’ full exercise of their option to purchase additional shares. TWFG, Inc. received approximately $194.1 million of net proceeds from the IPO, including from the full exercise of the underwriters’ option, after deducting underwriting discounts and commissions and estimated offering expenses. Immediately following the completion of the IPO and related reorganization transactions, TWFG, Inc. held an approximately 26.5% interest in the Company.
Also on July 19, 2024, in connection with the reorganization transactions immediately prior to the IPO, TWFG, Inc. issued (i) 2,161,874 shares of its Class A common stock in exchange for units in TWFG Holding, (ii) 7,277,651 shares of its Class B common stock for consideration of $0.00001 per share and (iii) 33,893,810 shares of its Class C common stock for consideration of $0.00001 per share to members of TWFG Holding.
Revolving Credit Facility Repayment
On August 5, 2024, the Company repaid the outstanding balance of its Revolving Facility amounting to $41.0 million using a portion of the net proceeds from the IPO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and the related notes in the IPO Prospectus. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed below and in the IPO Prospectus particularly in the sections entitled “Risk factors” and “Special note regarding forward-looking statements”.
The following discussion contains commentary on the financial results derived from the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023 of our predecessor TWFG Holding Company, LLC and its subsidiaries.
Overview
We are a leading, high-growth, independent distribution platform for personal and commercial insurance in the United States. We are pioneers in the insurance industry, developing an agency model built on innovation and experience with what we believe is a more flexible approach than traditional distribution models. Our offerings are fulsome and flexible in that we offer all lines of insurance, multiple distribution contract options, M&A services, proprietary virtual assistants, proprietary technology, proprietary premium financing, unlimited continuing education, recognition programs, co-op funding, marketing support and overall lower costs to operate. Since our founding in 2001 by our Chief Executive Officer, Richard F. (“Gordy”) Bunch III, we have established a track record of creating solutions for independent agents, insurance carriers and our Clients, with sustainable growth regardless of economic and P&C pricing cycles.
We embrace a simple philosophy: “Our Policy is Caring,” which is more than a motto. This philosophy informs the way we interact with all of our stakeholders and the communities in which they live and work. We seek to attract partners who come in every day with the commitment to making a difference in the lives of the people and communities we interact with. We treat our Clients, employees and stakeholders like family.
Factors affecting our results of operations
We believe that the most significant factors affecting our results of operations include:
Attracting and retaining experienced agents. Our long-term growth and success will depend, in large part, on our continued ability to attract new agents. Our growth strategy focuses on attracting experienced end of career and retiring agents that come to us with an existing Book of Business and become Branch principals within our system. Our value proposition resonates with agents as they have succession planning options built into their contracts. To facilitate succession planning, we offer independent agents the ability to sell their Books of Business to TWFG, enabling a smooth handover of Client relationships and operational responsibilities. Branch principals also have a high degree of autonomy in which to operate their business and expand their footprint. Branches use our comprehensive technology and agency management system, benefiting from enterprise group rates that we believe are typically lower than agents would receive on their own or from leading agency management system vendors.
Insurance carrier relationships. Our growth and success are dependent on, in large part, our relationship with insurance carriers. We specialize in creating innovative insurance products that address the specific needs of Clients, a strategy that ultimately benefits our insurance carriers. Our deep understanding of market trends and consumer demands enables us to develop tailored and forward-thinking solutions that turn into high-growth and profitable lines of business for insurance carriers. Insurance carriers reward our performance with additional access to business over time. Additionally, we provide insurance carriers with cost-effective and rapid access to new markets, leveraging our expansive network and market insights. This approach not only extends the insurance carriers’ reach into diverse client segments but also enhances their market presence. Our role as an intermediary ensures a broad and varied range of insurance products are available to our Clients, meeting their diverse needs. This symbiotic relationship with insurance carriers not only broadens their Books of Business but also ensures our Clients have access to comprehensive, customized insurance options, increasing retention of the business we place for insurance carriers and cementing our role as a pivotal facilitator in the insurance industry.
Reliance on insurance intermediaries. Our growth and success are dependent, in part, on the financial strength of the insurance carriers we work with and our ability to distribute differentiated insurance products in the market. If insurance intermediaries or insurance carriers experience liquidity problems, insolvency or other financial difficulties, or do not timely provide required information or payments to us, we could encounter delays in payments owed to us, the loss of insurance carrier appointments, E&O claims and difficulty collecting receivables owed to us by insurance carriers. The capacity of our insurance products may be subject to restrictions placed by parties outside our control, such as reinsurers, insurance intermediaries, insurance carriers and state regulators. These conditions may adversely affect our revenue and make it difficult for us to accurately predict our future results, which could harm our business, financial condition and results of our operations.
Investment in technology. Our continued growth and success depend, in part, on our ability to invest in technology to drive scalability and efficiency. Agents use our comprehensive technology package that includes an agency management system that is customizable. Our technology facilitates the sales process, and includes integrated technology features like electronic signatures, personal lines rating and commonly used insurance forms. It also provides dynamic reporting on retention, renewal and marketing. We leverage technology to help our agents acquire new Clients with social media, email marketing and text message integration within our agency management system. We also leverage technology to enhance the Client experience with our proprietary mobile application that allows Clients to access their ID cards and easily communicate with their agents. Our carrier administration system is equipped for underwriting and policy administration for both admitted and non-admitted programs in multiple states.
Strategic asset acquisitions. We supplement our organic growth (including the addition of independent branches into our network) and add capabilities through strategic asset acquisitions. Through strategic asset acquisitions, we have acquired agencies, Books of Business, MGAs, insurance networks and renewal rights across a range of specialties and geographies. Our acquisition strategy entails crafting a compelling value proposition for acquisition targets including a robust operational backbone, a wide array of insurance products and markets, a collaborative culture and the opportunity for long-term growth. We also prioritize a transparent and equitable transaction process to help ensure a good relationship and alignment from the beginning, and have implemented a systematic and disciplined integration playbook.
In 2023, we completed five asset acquisitions in excess of $0.5 million in annual revenue for a total purchase price of $19.4 million and acquisition-related expenses of $0.2 million.
In January 2024, we acquired the assets of nine of our independent branches and converted them to Corporate Branches for a total purchase price of $40.8 million. In addition, in January 2024, we acquired the remaining interests in the assets of our partially owned Corporate Branches for a total purchase price of $5.2 million, converting them to wholly owned Corporate Branches.
The valuations of these asset acquisitions were based substantially on the size, growth, loss ratios and pro forma EBITDA of their Books of Business. See Note 4, “Intangible Assets” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding the accounting for these acquired assets and their impact on our unaudited condensed consolidated financial condition. See “—Consolidated Results of Operations” for the impact of these acquisitions on our results of operations.
Insurance industry pricing trends and the effect of natural and man-made disasters. We generate most of our revenues through commissions, which are calculated as a percentage of the total insurance premium. A softening of the insurance market or the lines of business we serve, characterized by a period of declining premium rates, could negatively impact our profitability. Additionally, insurance carrier losses from natural or man-made disasters could impact our contingent income, which is primarily driven by insurance carrier underwriting results and, to a lesser extent, the volume of business we place with them.
Macroeconomic trends. Macroeconomic factors, including the recent resurgence of inflation and interest rate increases, and the risk that the U.S. economy will decelerate into a recession, affect the financial services industry and may reduce demand for our services or depress pricing for those services, which could have a material adverse effect on our costs and results of operations. During higher inflationary periods, our rent expenses may also increase significantly, which may adversely affect our business, financial condition, results of operations and cash flows. Furthermore, during inflationary periods, interest rates have historically increased, which would have a direct effect on interest expense if we decide to refinance our existing long-term borrowings or incur any additional indebtedness. These macroeconomic trends are partially offset by increased commissions due to increased premiums and increases in interest income from interest rate increases and, as a result, we have grown our business and profitability through multiple economic cycles.
Cost of being a public company. To operate as a public company, we will be required to continue to implement changes in certain aspects of our business and develop, manage, and train management level and other employees to comply with ongoing public company requirements. We will also incur new expenses as a public company, including public reporting obligations, proxy statements, stockholder meetings, stock exchange fees, transfer agent fees, SEC and FINRA filing fees, and offering expenses.
Our corporate structure
TWFG, Inc. was incorporated on January 8, 2024 for the purpose of completing the IPO. TWFG, Inc. is a holding company and its sole material asset is a controlling ownership interest in TWFG Holding Company, LLC. All of our business is conducted through TWFG Holding Company, LLC and its consolidated subsidiaries, and the financial results of TWFG Holding Company, LLC and its consolidated subsidiaries are included in the unaudited condensed consolidated financial statements of TWFG, Inc.
TWFG Holding Company, LLC has been treated as a pass-through entity for U.S. federal and state income tax purposes and accordingly has not been subject to U.S. federal or state income tax. After the IPO, TWFG Holding Company, LLC continues to be treated as a partnership for U.S. federal and state income tax purposes. Accordingly, because of our ownership of the non-voting common interest units of TWFG Holding Company, LLC (the “LLC Units”), we are subject to U.S. federal, state and local income taxes with respect to our allocable share of any net taxable income of TWFG Holding Company, LLC and are taxed at the U.S. federal income tax rates applicable to corporations.
In addition to tax expenses, we also will incur expenses related to our operations and we will be required to make payments under the Tax Receivable Agreement entered into in connection with the IPO (the “TRA”). We intend to cause TWFG Holding Company, LLC to make distributions in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any ordinary course payments due under the TRA.
See “—Tax Receivable Agreement” for additional information regarding this arrangement.
Certain income statement line items
Revenues
Commission income. We derive commission income from the placement of insurance contracts between insurance carriers and Clients. Our commissions are established by the agency agreement between the Company and the insurance carrier and are calculated as a percentage of premiums for the underlying insurance contract. Commission rates vary across insurance carriers, states and lines of business and typically range from 7% to 22%. Our average commission rate for 2023 was approximately 12%.
Our main obligation under our agency agreements with the insurance carriers is selling insurance contracts to our Clients. Each underlying insurance contract is a separate and distinct contract between the Client and the insurance carrier. Our Clients are not obligated to keep the insurance contract for the full term or renew it with the insurance carrier beyond its initial term. We are required to try to resell the insurance contract to our Client at the expiration of each policy term or shop for alternatives if our Client decides to terminate its existing insurance contract. We recognize commission income when the performance obligation of placing the insurance contract between our Client and the insurance carrier has been met and the insurance contract is in effect, based on its effective date.
Our agency agreements with the insurance carriers are non-exclusive and can typically be terminated unilaterally by either party. Additionally, either party can agree to amend the provisions of the agency agreements, which may affect our future commission income.
Contingent income. We may earn contingent income from insurance carriers. Contingent income is highly variable and based primarily on underwriting results and, to a lesser extent, volume.

Fee income. Fee income is comprised primarily of policy fees, branch fees, license fees and third-party administrator (“TPA”) fees. The Company receives policy fees as compensation for administrative services performed in connection with the placement and issuance of certain policies that are in addition to and separate from commissions paid by the insurance carriers. Branch fees include the monthly recurring fees assessed for the ongoing Client service and back-office support provided to independent branches operating exclusively through the Company pursuant to an exclusive Branch agreement and a one-time branch onboarding fee. License fees are usage-based fees assessed by the Company for the use of its proprietary applications. TPA fees are related to services performed based on service agreements with the insurance carriers.
Other income. Other income is comprised primarily of income earned for facilitating premium financing arrangements, fees assessed for agent conventions, interest income and other miscellaneous income.
The following table sets forth our revenues by amount and as a percentage of our revenues for the periods indicated (dollar amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commission income	$48,662	92%	$41,771	92%	$91,207	92%	$78,458	92%
Contingent income	1,258	2	1,003	2	2,334	2	1,988	2
Fee income	2,689	5	2,208	5	4,921	5	4,236	5
Other income	657	1	394	1	1,117	1	550	1
Total revenues	$53,266	100%	$45,376	100%	$99,579	100%	$85,232	100%

Expenses
Commission expense. Commission expense is our largest expense, representing the consideration paid to our agents for producing and retaining business. We expect our commission expense to continue to increase in line with our expected business growth.
Salaries and employee benefits. Salaries and employee benefits consist of base compensation and any bonuses, equity compensation and benefits paid and payable to employees. We operate in competitive markets and expect to continue to experience a general rise in compensation and benefits expense commensurate with expected growth in headcount, geographic expansion and the creation of new products and services.
Other administrative expenses. Other administrative expenses include technology costs, legal and professional fees, office expenses and other costs associated with our operations. Fluctuations in other administrative expenses are relative to the overall scale of our business operations.
Depreciation and amortization. Depreciation and amortization are primarily comprised of the amortization of intangible assets recognized from our strategic asset acquisitions. As we continue to pursue strategic asset acquisitions, we expect our amortization expenses to increase.

Consolidated results of operations
The following is a discussion of our consolidated results of operations for the periods presented. This information is derived from our accompanying unaudited condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Revenues:
Commission income	$48,662	92%	$41,771	92%	$91,207	92%	$78,458	92%
Contingent income	1,258	2	1,003	2	2,334	2	1,988	2
Fee income	2,689	5	2,208	5	4,921	5	4,236	5
Other income	657	1	394	1	1,117	1	550	1
Total revenues	53,266	100%	45,376	100%	99,579	100%	85,232	100%
Operating expenses:
Commission expense	31,962	70%	30,896	81%	58,405	69%	58,392	81%
Salaries and employee benefits	6,816	15	3,370	9	13,070	15	6,706	9
Other administrative expenses	3,744	8	2,736	7	6,874	8	5,231	7
Depreciation and amortization	2,968	7	1,134	3	5,981	7	2,195	3
Total operating expenses	45,490	100%	38,136	100%	84,330	99%	72,524	100%
Operating income	7,776		7,240		15,249		12,708
Other non-operating income (expense)
Interest expense	(872)		(173)		(1,714)		(258)
Other non-operating income (expense), net	14		—		12		(11)
Net income from continuing operations	6,918		7,067		13,547		12,439
Net income from discontinued operation, net of tax	—		—		—		834
Net income	$6,918		$7,067		$13,547		$13,273

Comparison of the Three Months Ended June 30, 2024 and 2023
Total revenues
The following table presents the disaggregation of our revenues by offerings (in thousands):

	Three Months Ended June 30,
	2024		2023
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$34,589	65%	35,145	77%
Corporate Branches	9,351	17	1,568	3
Total Insurance Services	43,940	82	36,713	80
TWFG MGA	8,884	17	7,953	18
Other	442	1	710	2
Total revenues	$53,266	100%	$45,376	100%

Total revenues for the three months ended June 30, 2024 increased by $7.9 million, or 17.4%, compared to the same period in the prior year. The increase was primarily due to a $6.9 million, or 16.5%, increase in commission income driven primarily by higher premium rates, business growth and continued rollout of commission income from our Book of Business acquisitions completed in 2023 into the current period. Also contributing to the increase in total revenues were the $0.5 million, or 21.8%, increase in fee income, $0.3 million, or 25.4%, increase in contingent income, and $0.3 million, or 66.8%, increase in other income. See discussions below for additional information about the changes in our revenues.
Commission income
The following table presents the disaggregation of our commission income by offerings (in thousands):

	Three Months Ended June 30,
	2024		2023
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$32,259	66%	33,787	81%
Corporate Branches	9,412	19	1,566	4
Total Insurance Services	41,671	85	35,353	85
TWFG MGA	6,991	15	6,418	15
Total commission income	$48,662	100%	$41,771	100%

Commission income for the three months ended June 30, 2024 increased by $6.9 million, or 16.5%, compared to the same period in the prior year. Higher premium rates, business growth, and continued rollout of commission income from our Book of Business acquisitions in 2023 into the current period were the primary drivers of the increase in our commission income.
Commission income for Insurance Services grew by $6.3 million, or 17.9%, for the three months ended June 30, 2024 compared to the same period in the prior year. However, during the current period the components shifted between Agency-in-a-Box and Corporate Branches. Agency-in-a-Box commission income for the three months ended June 30, 2024 decreased by $1.5 million, or 4.5%, compared to the same period in the prior year. The decrease was mainly attributable to our acquisition of nine of our independent branches (which were previously operated as Agencies-in-a-Box) and their subsequent conversion to Corporate Branches in January 2024. The branch conversions resulted in a $6.0 million decrease in the Agency-in-a-Box commission income during the second quarter of 2024.
Insurance Services Corporate Branches commission income for the three months ended June 30, 2024 increased by $7.8 million, or 501.0%, compared to the same period in the prior year. The increase was primarily driven by the aforementioned branch conversions. In addition, Corporate Branches commission income for the three months ended June 30, 2024 included increases from our Book of Business acquisitions in 2023, while the same period in the prior year did not reflect the impact of the acquisitions completed in the second half of 2023.
TWFG MGA commission income for the three months ended June 30, 2024 increased by $0.6 million, or 8.9%, compared to the same period in the prior year. The increase was primarily due to higher new business written premiums in our TWFG MGA offering driven by market activities, which created opportunities for us to gain new business. The increase was partially offset by the amendment to the MGA agreement with one of our insurance carriers. Effective January 1, 2024, the MGA agreement with one of our insurance carriers was renegotiated and amended, which shifted our volume based commission to a flat monthly fee. The switch capped the income we earned at a maximum monthly amount. See “—Key Performance Indicators” below for additional information related to our written premiums.
Contingent income
Contingent income for the three months ended June 30, 2024 was $1.3 million, reflecting a $0.3 million, or 25.4%, increase compared to the same period in the prior year. The increase in contingent income was primarily due to underlying carrier profitability and growth in our business. Contingent income is unpredictable and dependent upon the target financial and performance metrics established by the insurance carriers.

Fee income
The following table presents the disaggregation of our fee income by major sources (in thousands):

	Three Months Ended June 30,
	2024		2023
	Amount	% of Total	Amount	% of Total
Policy fees	$933	35%	$521	24%
Branch fees	1,220	45	843	38
License fees	444	17	660	30
TPA fees	92	3	184	8
Total fee income	$2,689	100%	$2,208	100%

Fee income for the three months ended June 30, 2024 increased by $0.5 million, or 21.8%, compared to the same period in the prior year. Changes to individual components of fee income are discussed in detail below:
•Policy fees for the three months ended June 30, 2024 increased by $0.4 million, or 79.1%, compared to the same period in the prior year. The increase in policy fees was primarily due to higher policy count in our TWFG MGA offering. The increase in policy count was driven primarily by market activities, which created opportunities for us to gain new business.
•Branch fees for the three months ended June 30, 2024 increased by $0.4 million, or 44.7%, compared to the same period in the prior year. The increase in branch fees was primarily due to increased branch fee rates and the impact of the reorganization of our corporate structure. In May 2023, we distributed all of our equity interests in Evolution Agency Management LLC (“EVO”), a software services company, to our owners. Branch fees earned for the three months ended June 30, 2023 included the elimination of fees paid to EVO for the month of April, while the current period did not.
•License fees for the three months ended June 30, 2024 decreased by $0.2 million, or 32.7%, compared to the same period in the prior year. The decrease in license fees was primarily due to the distribution of the EVO equity interests as previously discussed. As a result, license fees earned for the current period excluded revenues from EVO’s operation, while license fees earned for the prior period included one month of EVO’s revenues. In addition, effective January 1, 2024, the licensing agreement with one of our customers was amended to switch from usage-based fees to fixed monthly fees. The switch capped the fees we earned at a maximum monthly amount.
•TPA fees for the three months ended June 30, 2024 decreased by $0.1 million, or 50.0%, compared to the same period in the prior year. The decrease in TPA fees was primarily due to a lower level of TPA services provided by the Company for the three months ended June 30, 2024 compared to the same period in the prior year.
Other income
Other income for the three months ended June 30, 2024 was $0.7 million compared to $0.4 million in the same period in the prior year, reflecting an increase of $0.3 million, or 66.8%. The increase in other income was primarily due to an increase in interest income on bank deposits, and gains on asset disposals.

Expenses
Commission expense
The following table presents the disaggregation of our commission expense by offerings (in thousands):

	Three Months Ended June 30,
	2024		2023
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$25,529	80%	26,744	87%
Corporate Branches	1,256	4	189	—
Total Insurance Services	26,785	84	26,933	87
TWFG MGA	5,158	16	3,951	13
Other	19	—	12	—
Total commission expense	$31,962	100%	$30,896	100%

Commission expense for the three months ended June 30, 2024 increased by $1.1 million, or 3.5%, compared to the same period in the prior year. The increase was primarily due to higher commission expenses driven by increased business in our TWFG MGA offering, partially offset by lower commission expenses in Insurance Services driven by the previously discussed branch conversions. See commission income discussion above for additional information regarding the driver of changes.
Insurance Services Agency-in-a-Box commission expense for the three months ended June 30, 2024 decreased by $1.2 million, or 4.5%, compared to the same period in the prior year. The decrease was primarily due to the branch conversions resulting in a decrease of $0.9 million in commission expense. The expenses of our Branches are primarily commission expense, which is determined as a percentage of commission income. The profitability of our Branches, as determined by the difference between commission income and commission expense, is consistent.
Insurance Services Corporate Branches commission expense for the three months ended June 30, 2024 increased by $1.1 million, or 564.6%, compared to the same period in the prior year. The increase was primarily due to the branch conversions, as previously discussed, and the Book of Business acquisitions in 2023. The expenses of our Corporate Branches are mainly salaries and benefits, and are primarily fixed expenses, which are not directly related to commission income. The profitability of our Corporate Branches varies mainly based on changes in commission income. In addition, since the commission expense of our Corporate Branches represents a smaller percentage of their operating expenses, we expect revenue growth, both organic and through future acquisitions, to positively impact our operating income in the future.
TWFG MGA commission expense for the three months ended June 30, 2024 increased by $1.2 million, or 30.5%, compared to the same period in the prior year. The increase was primarily due to higher new business written premiums, as previously discussed. The higher percentage increase in TWFG MGA commission expense compared to the percentage increase in the related commission income was primarily driven by the shift in the business mix. As discussed above, TWFG MGA commission income was impacted by the renegotiation of the MGA agreement with one of our insurance carriers. Such renegotiation reduced commission income in the current period but did not result in a corresponding reduction in commission expense.
Salaries and employee benefits
Salaries and employee benefits for the three months ended June 30, 2024 was $6.8 million compared to $3.4 million in the same period in the prior year, reflecting an increase of $3.4 million, or 102.3%. The increase was primarily due to the branch conversions contributing an increase of approximately $2.2 million, and a $1.0 million increase from the asset acquisitions in 2023.

Other administrative expenses
Other administrative expenses for the three months ended June 30, 2024 was $3.7 million compared to $2.7 million in the same period in the prior year, reflecting an increase of $1.0 million, or 36.8%. The increase was primarily due to a $0.4 million increase in IT costs, a $0.3 million increase in underwriting expenses, and a $0.3 million increase in other expenses. The increase in our IT costs was primarily due to additional cloud computing costs and 2024 included fees paid to EVO, while in 2023, fees paid to EVO were eliminated upon consolidation. The increase in our underwriting expenses was driven primarily by the increased business in our MGA offering. The increase in other expenses was due primarily to higher rent and office expenses driven by our Book of Business acquisitions in 2023 and branch conversions in 2024 and higher professional fees attributable to the increased ongoing costs of becoming a public company, partially offset by a reduction in administrative expenses related to the previously discussed distribution of our equity interest in EVO.
Depreciation and amortization
Depreciation and amortization for the three months ended June 30, 2024 was $3.0 million compared to $1.1 million in the same period in the prior year, reflecting an increase of $1.9 million, or 161.7%. The increase was primarily due to the amortization of intangible assets from our recent asset acquisitions and branch conversions.
Other non-operating income (expenses)
Other non-operating expenses for the three months ended June 30, 2024 was $0.9 million compared to $0.2 million for the same period in the prior year, reflecting an increase of $0.7 million, or 396.0%. The increase was primarily attributable to higher interest expense driven by higher debt. In the second and fourth quarters of 2023, our debt increased by $10.0 million and $31.0 million, respectively. The additional borrowings funded our asset acquisitions in 2023 and 2024.
Comparison of the Six Months Ended June 30, 2024 and 2023
Total revenues
The following table presents the disaggregation of our revenues by offerings (in thousands):

	Six Months Ended June 30,
	2024		2023
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$66,418	66%	66,644	78%
Corporate Branches	16,627	17	2,504	3
Total Insurance Services	83,045	83	69,148	81
TWFG MGA	15,723	16	14,879	18
Other	811	1%	1,205	1%
Total revenues	$99,579	100%	$85,232	100%

Total revenues for the six months ended June 30, 2024 increased by $14.3 million, or 16.8%, compared to the same period in the prior year. The increase was primarily due to a $12.7 million, or 16.2%, increase in commission income driven primarily by higher premium rates, business growth and continued rollout of commission income from our Book of Business acquisitions completed in 2023 into the current period. Also contributing to the increase in total revenues were the $0.7 million, or 16.2%, increase in fee income, $0.3 million, or 17.4%, increase in contingent income, and $0.6 million, or 103.1%, increase in other income. See discussions below for additional information about the changes in our revenues.

Commission income
The following table presents the disaggregation of our commission income by offerings (in thousands):

	Six Months Ended June 30,
	2024		2023
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$62,159	68%	63,990	82%
Corporate Branches	16,662	18	2,485	3
Total Insurance Services	78,821	86	66,475	85
TWFG MGA	12,386	14	11,983	15
Total commission income	$91,207	100%	$78,458	100%

Commission income for the six months ended June 30, 2024 increased by $12.7 million, or 16.2%, compared to the same period in the prior year. The increase was primarily due to higher premium rates, business growth and continued rollout of commission income from our Book of Business acquisitions completed in 2023 into the current period. See “—Key Performance Indicators—Total Written Premium” for additional information related to our written premiums.
Commission income for Insurance Services grew by $12.3 million, or 18.6%, for the six months ended June 30, 2024 compared to the same period in the prior year. However, during the current period the components shifted between Agency-in-a-Box and Corporate Branches. Agency-in-a-Box commission income for the six months ended June 30, 2024 decreased by $1.8 million, or 2.9%, compared to the same period in the prior year. The decrease was mainly attributable to the acquisition of the assets of nine of our independent branches (which were previously operated as Agencies-in-a-Box) and their conversion to Corporate Branches in January 2024. The branch conversions resulted in a $10.4 million decrease in the Agency-in-a-Box commission income during the second quarter of 2024.
Insurance Services Corporate Branches commission income for the six months ended June 30, 2024 increased by $14.2 million, or 570.5%, compared to the same period in the prior year. The increase was primarily driven by the branch conversions as previously described. In addition, Corporate Branches commission income for the six months ended June 30, 2024 included the full period increases from the Book of Business acquisitions in 2023, while the same period in the prior year reflected partial period increases.
TWFG MGA commission income for the six months ended June 30, 2024 increased by $0.4 million, or 3.4%, compared to the same period in the prior year. The increase was primarily due to higher new business written premiums in our TWFG MGA offering, partially offset by reduced retention and the amendment to the MGA agreement with one of our insurance carriers, as previously discussed.
Contingent income
Contingent income increased by $0.3 million, or 17.4%, to $2.3 million for the six months ended June 30, 2024 from $2.0 million in the same period in the prior year. The increase in contingent income was driven by underlying carrier profitability and growth in our business. Changes in contingent income are unpredictable and dependent upon the target financial and performance metrics established by the insurance carriers.

Fee income
The following table presents the disaggregation of our fee income by major sources (in thousands):

	Six Months Ended June 30,
	2024		2023
	Amount	% of Total	Amount	% of Total
Policy fees	$1,446	29%	$1,076	25%
Branch fees	2,351	48	1,310	31
License fees	959	20	1,535	36
TPA fees	165	3	315	8
Total fee income	$4,921	100%	$4,236	100%

Fee income for the six months ended June 30, 2024 increased $0.7 million, or 16.2% compared to the same period in the prior year. Changes to individual components of fee income are discussed in detail below:
•Policy fees for the six months ended June 30, 2024 increased by $0.4 million, or 34.4%, compared to the same period in the prior year. The increase in policy fees was primarily due to higher policy count in our TWFG MGA offering. The increase in policy count was driven primarily by market activities, which created opportunities for us to gain new business.
•Branch fees for the six months ended June 30, 2024 increased by $1.0 million, or 79.5%, compared to the same period in the prior year. The increase in branch fees was primarily due to increased branch fee rates and the impact of the distribution of our equity interest in EVO in May 2023 to our owners. Branch fees earned for the six months ended June 30, 2023 included the elimination of fees paid to EVO for the first four months of 2023, while the current period did not.
•License fees for the six months ended June 30, 2024 decreased by $0.6 million, or 37.5%, compared to the same period in the prior year. The decrease in license fees was primarily due to the previously discussed distribution of EVO equity interests and the amendment to the licensing agreement. License fees earned for the current period excluded revenues from EVO’s operation, while license fees earned for the prior period included four months of EVO’s revenues. In addition, the amendment to the licensing agreement with one of our customers switched from usage-based fees to fixed monthly fees, which capped the fees we earned at a maximum monthly amount.
•TPA fees for the six months ended June 30, 2024 decreased by $0.2 million, or 47.6%, compared to the same period in the prior year. The decrease in TPA fees was primarily due to a lower level of TPA services provided by the Company for the six months ended June 30, 2024 compared to the same period in the prior year.
Other income
Other income for the six months ended June 30, 2024 was $1.1 million, compared to $0.6 million in the same period in the prior year, reflecting an increase of $0.5 million, or 103.1%. This increase was primarily due to an increase in interest income on bank deposits.

Expenses
Commission expense
The following table presents the disaggregation of our commission expense by offerings (in thousands):

	Six Months Ended June 30,
	2024		2023
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$47,557	81%	50,576	86%
Corporate Branches	2,118	4	360	1
Total Insurance Services	49,675	85	50,936	87
TWFG MGA	8,693	15	7,426	13
Other	37	—	30	—
Total commission expense	$58,405	100%	$58,392	100%

Commission expense for the six months ended June 30, 2024 was comparable to the same period in the prior year. Insurance Services commission expense for the six months ended June 30, 2024 decreased by $1.3 million, or 2.5%, which was fully offset by a $1.3 million, or 17.1%, increase in the TWFG MGA commission expense. See “—Consolidated Results of Operations—Commission Income” for additional information regarding the driver of the changes.
Insurance Services Agency-in-a-Box commission expense for the six months ended June 30, 2024 decreased by $3.0 million, or 6.0%, compared to the same period in the prior year. The decrease was primarily due to the branch conversions resulting in a decrease of $1.5 million and the one-time favorable accrual adjustment related to the converted branches of $1.5 million. In January 2024, nine of our Branches converted to Corporate Branches. Upon conversion, agents of the newly converted Corporate Branches became employees and received salaries, employee benefits, and bonuses for services rendered instead of commissions. As result, we released a portion of the unpaid commissions related to the converted branches that we no longer are required to settle, which resulted in the aforementioned one-time favorable accrual adjustment.
Insurance Services Corporate Branches commission expense for the six months ended June 30, 2024 increased by $1.8 million, or 488.3%, compared to the same period in the prior year. The increase was primarily due to the branch conversions, as previously discussed, and the Book of Business acquisitions in 2023.
TWFG MGA commission expense for the six months ended June 30, 2024 increased by $1.3 million, or 17.1%, compared to the same period in the prior year. The increase was primarily due to higher new business written premiums, as previously discussed. The higher percentage increase in TWFG MGA commission expense compared to the percentage increase in the related commission income was primarily driven by the shift in the business mix. As discussed above, TWFG MGA commission income was impacted by the renegotiation of the MGA agreement with one of our insurance carriers. Such renegotiation reduced commission income in the current period but did not result in a corresponding reduction in commission expense.
Salaries and employee benefits
Salaries and employee benefits for the six months ended June 30, 2024 was $13.1 million, compared to $6.7 million in the same period in the prior year, reflecting an increase of $6.4 million, or 94.9%. This increase was primarily attributable to the branch conversions contributing an increase of approximately $4.1 million, a $2.1 million increase from the asset acquisitions in 2023 and a $0.7 million increase due to our continued growth and new roles created in conjunction with our IPO. Partially offsetting these increases was a decrease driven by the distribution of our equity interest in EVO in May 2023 to our owners. Salaries and employee benefits for the six months ended June 30, 2023 included approximately $0.5 million compensation attributable to EVO’s operations, while the same period in 2024 did not.

Other administrative expenses
Other administrative expenses for the six months ended June 30, 2024 was $6.9 million, compared to $5.2 million in the same period in the prior year, reflecting an increase of $1.6 million, or 31.4%. This increase was primarily attributable to a $0.9 million increase in IT costs, a $0.3 million increase in underwriting expenses, and a $0.4 million increase in other expenses. The increase in our IT costs was primarily due to additional cloud computing costs, and 2024 included fees paid to EVO, while in 2023, fees paid to EVO were eliminated upon consolidation. The increase in our underwriting expenses was driven primarily by the increased business in our MGA offering. The increase in other expenses was due primarily to higher rent and office expenses driven by our Book of Business acquisitions in 2023 and branch conversions in 2024 and higher professional fees attributable to the increased ongoing costs of becoming a public company, partially offset by a reduction in administrative expenses related to the previously discussed distribution of our equity interest in EVO.
Depreciation and amortization
Depreciation and amortization for the six months ended June 30, 2024 was $6.0 million compared to $2.2 million in the same period in the prior year, reflecting an increase of $3.8 million, or 172.5%. This increase was primarily attributable to the amortization of intangible assets from our recent intangible asset acquisitions.
Other non-operating income (expenses)
Other non-operating expenses for the six months ended June 30, 2024 was $1.7 million compared to $0.3 million in the same period in the prior year, reflecting an increase of $1.4 million or 532.7%. The increase was primarily attributable to higher interest expense driven by the increase in our total debts. In 2023, we increased our borrowings to fund our asset acquisitions in 2023 and branch conversions in 2024.
Key Performance Indicators
Total Written Premium
Total Written Premium represents, for any reported period, the total amount of current premium (net of cancellation) placed with insurance carriers. We utilize Total Written Premium as a key performance indicator when planning, monitoring and evaluating our performance. We believe Total Written Premium is a useful metric because it is the underlying driver of the majority of our revenue.

The following table presents the disaggregation of Total Written Premium by offerings, business mix and line of business (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Offerings:
Insurance Services
Agency-in-a-Box	$256,203	65%	$263,436	80%	$475,139	66%	$476,818	80%
Corporate Branches	78,169	20	12,482	4	136,053	19	20,870	4
Total Insurance Services	334,372	85	275,918	84	611,192	85	497,688	84
TWFG MGA	59,263	15	51,258	16	103,709	15	94,872	16
Total written premium	$393,635	100%	$327,176	100%	$714,901	100%	$592,560	100%

Business Mix:
Insurance Services
Renewal business	$260,121	66%	$214,964	66%	$474,598	66%	$381,515	64%
New business	74,251	19	60,954	19	136,594	19	116,173	20
Total Insurance Services	334,372	85	275,918	85	611,192	85	497,688	84

TWFG MGA
Renewal business	43,825	11	43,672	13	79,289	11	79,734	13
New business	15,438	4	7,586	2	24,420	4	15,138	3
Total TWFG MGA	59,263	15	51,258	15	103,709	15	94,872	16
Total written premium	$393,635	100%	$327,176	100%	$714,901	100%	$592,560	100%

Written Premium Retention:
Insurance Services		94%		96%		95%		95%
TWFG MGA		85		87		84		90
Consolidated		93		94		93		94

Line of Business:
Personal lines	$322,349	82%	$262,695	80%	$577,213	81%	$469,265	79%
Commercial lines	71,286	18	64,481	20	137,688	19	123,295	21
Total written premium	$393,635	100%	$327,176	100%	$714,901	100%	$592,560	100%

Comparison of the Three Months Ended June 30, 2024 and 2023
Total Written Premium for the three months ended June 30, 2024 increased by $66.5 million, or 20.3%, compared to the same period in the prior year. Higher premium rates, written premiums from our acquisitions in 2023 rolling into the current period, and growing Books of Business drove the increase in our Insurance Services offering. As previously discussed, in January 2024, nine of our independent branches converted to Corporate Branches, which shifted approximately $50.6 million of written premiums for the three months ended June 30, 2024 from Agency-in-a-Box to Corporate Branches. The increase in Total Written Premium in our TWFG MGA offering was primarily attributable to new business growth and higher premium rates, partially offset by reduced policy retention due to continued non-renewal of business and certain insurance carriers not accepting new business in locations that have experienced catastrophes. The new business growth in our TWFG MGA offering was driven by market activities, which created opportunities for us to gain new business. Written premium across our offerings benefited from the rising trend in premium rates over the recent periods.
For the three months ended June 30, 2024 and 2023, our consolidated written premium retention was 93% and 94%, respectively. The decrease in our premium retention was primarily due to lower renewals in our TWFG MGA offering.

Comparison of the Six Months Ended June 30, 2024 and 2023
Total Written Premium for the six months ended June 30, 2024 increased by $122.3 million, or 20.6%, compared to the same period in the prior year. Higher premium rates, written premiums from our acquisitions in 2023 rolling into the current period, and growing Books of Business drove the increase in our Insurance Services offering. As previously discussed, the branch conversions shifted approximately $86.2 million of written premiums for the six months ended June 30, 2024 from Agency-in-a-Box to Corporate Branches. The increase in Total Written Premium in our TWFG MGA offering was primarily attributable to new business growth and higher premium rates, partially offset by reduced policy retention due to continued non-renewal of business and certain insurance carriers not accepting new business in locations that have experienced catastrophes. The new business growth in our TWFG MGA offering was driven by market activities, which created opportunities for us to gain new business. Written premium across our offerings benefited from the rising trend in premium rates over the recent periods.
For the six months ended June 30, 2024 and 2023, our consolidated written premium retention was 93% and 94%, respectively. The decrease in our premium retention was primarily due to lower renewals in our TWFG MGA offering.
Non-GAAP Financial Measures
Organic Revenue. Organic Revenue is total revenue (the most directly comparable GAAP measure) for the relevant period, excluding contingent income, fee income, other income and those revenues generated from acquired businesses with over $0.5 million in annualized revenue that have not reached the twelve-month owned mark.
Organic Revenue Growth. Organic Revenue Growth is the change in Organic Revenue period-to-period, with prior period results adjusted to include revenues that were excluded in the prior period because the relevant acquired businesses had not reached the twelve-month-owned mark but have reached the twelve-month owned mark in the current period. We believe Organic Revenue Growth is an appropriate measure of operating performance because it eliminates the impact of acquisitions, which affects the comparability of results from period to period.
A reconciliation of Organic Revenue and Organic Revenue Growth Rate to Total Revenue and Total Revenue Growth Rate, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenues	$53,266	$45,376	$99,579	$85,232
Acquisition adjustments(1)	(1,217)	(1,064)	(2,684)	(1,495)
Contingent income	(1,258)	(1,003)	(2,334)	(1,988)
Fee income	(2,689)	(2,208)	(4,921)	(4,236)
Other income	(657)	(394)	(1,117)	(550)
Organic Revenue	$47,445	$40,707	$88,523	$76,963
Organic Revenue Growth(2)	$5,746	$3,233	$10,386	$7,938
Total Revenue Growth Rate(3)	17.4%	8.7%	16.8%	12.0%
Organic Revenue Growth Rate(2)	13.8%	8.6%	13.3%	11.5%

(1)Represents revenues generated from the acquired businesses during the first 12 months following an acquisition.
(2)Organic Revenue for the three months ended June 30, 2023 and 2022, and for the six months ended June 30, 2023 and 2022, used to calculate Organic Revenue Growth for the three months ended June 30, 2024 and 2023, and for the six months ended June 30, 2024 and 2023, was $41.7 million, $37.5 million, $78.1 million and $69.0 million, respectively, which is adjusted to reflect revenues from acquired businesses with over $0.5 million in annualized revenue that reached the twelve-month owned mark during the year ended December 31, 2023 and 2022, respectively. Organic Revenue Growth represents the period-to-period change in Organic Revenue divided by the total adjusted Organic Revenue in the prior period.
(3)Represents the period-to-period change in total revenues divided by the total revenues in the prior period.

Comparison of the Three Months Ended June 30, 2024 and 2023
Revenue growth, representing the year-over-year change in total revenues, was 17.4% for the three months ended June 30, 2024 compared to the same period in 2023 and 8.7% for the three months ended June 30, 2023 compared to the same period in 2022. Revenue growth for both periods reflected the impact of higher premium rates, growing Books of Business and the mix of the new and renewal businesses. Revenue growth for the three months ended June 30, 2024 compared to the same period in 2023 included the impact of the continued rollout of commission income from our Book of Business acquisitions in 2023 into the current period, higher fee income and higher interest income on bank deposits. See “—Consolidated Results of Operations” for additional discussions regarding the changes in our revenues.
Organic Revenue Growth was 13.8% for the three months ended June 30, 2024 compared to the same period in 2023 and 8.6% for the three months ended June 30, 2023 compared to the same period in 2022. Organic Revenue Growth for both periods reflected the impact of higher premium rates, growing Books of Business and the mix of the new and renewal businesses. Revenue growth for the three months ended June 30, 2024 compared to the same period in 2023 included the impact of the continued rollout of commission income from our Book of Business acquisitions in 2023 into the current period. See “—Consolidated Results of Operations—Commission Income” for additional discussions regarding the changes in our commission income.
In addition, revenue growth and Organic Revenue Growth for the three months ended June 30, 2023 compared to the same period in 2022 reflected the impact of enhanced data collected from external sources, which improved our assumptions for estimating revenues starting in 2022.
Applying the use of enhanced data consistently throughout the prior periods, revenue growth for the three months ended June 30, 2023 compared to the same period in 2022 would have been 12.0%, and Organic Revenue Growth for the three months ended June 30, 2023 compared to the same period in 2022 would have been 12.3%.
Comparison of the Six Months Ended June 30, 2024 and 2023
Revenue growth, representing the year-over-year change in total revenues, was 16.8% for the six months ended June 30, 2024 compared to the same period in 2023 and 12.0% for the six months ended June 30, 2023 compared to the same period in 2022. Revenue growth for both periods reflected the impact of higher premium rates, growing Books of Business and the mix of the new and renewal businesses. Revenue growth for the six months ended June 30, 2024 compared to the same period in 2023 included the impact of the continued rollout of commission income from our Book of Business acquisitions in 2023 into the current period, higher fee income and higher interest income on bank deposits.
Organic Revenue Growth was 13.3% for the six months ended June 30, 2024 compared to the same period in 2023 and 11.5% for the six months ended June 30, 2023 compared to the same period in 2022. Organic Revenue Growth for both periods reflected the impact of higher premium rates, growing Books of Business and the mix of the new and renewal businesses. Revenue growth for the six months ended June 30, 2024 compared to the same period in 2023 included the impact of the continued rollout of commission income from our Book of Business acquisitions in 2023 into the current period.
Applying the use of enhanced data consistently throughout the prior periods, revenue growth for the six months ended June 30, 2023 compared to the same period in 2022 would have been 12.0%, and Organic Revenue Growth for the three months ended June 30, 2023 compared to the same period in 2022 would have been 16.5%.
Adjusted Net Income. In the second quarter of 2024, we revised the calculation of Adjusted Net Income to include amortization expenses among the add-back adjustments to our net income when calculating our Adjusted Net Income. Our legacy calculation methodology reflected the impact of intangible asset amortization as a reduction to our Adjusted Net Income. The revised calculation methodology excluded the effect of the intangible asset amortization when calculating our Adjusted Net Income by reflecting it among the add-back adjustments to our net income. We believe that the revised calculation of Adjusted Net Income is more consistent with the method and presentation used by most of our peers and will allow management to better evaluate our performance relative to our peer companies. We believe that the revised calculation more effectively represents what our stakeholders consider useful in assessing our performance.
Adjusted Net Income is a supplemental measure of our performance and is defined as net income (the most directly comparable GAAP measure) before amortization, non-recurring or non-operating income and expenses, including equity-based compensation, adjusted to assume a single class of stock (Class A) and assuming noncontrolling interests do not exist. We believe Adjusted Net Income is a useful measure because it adjusts for the after-tax impact of significant one-time, non-recurring items and eliminates the impact of any transactions that do not directly affect what management considers to be our ongoing operating performance in the period. These adjustments generally eliminate the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
We are subject to U.S. federal income taxes, in addition to state, and local taxes, with respect to our allocable share of any net taxable income of TWFG Holding Company, LLC. Adjusted Net Income pre-IPO did not reflect adjustments for income taxes since TWFG Holding Company, LLC is a limited liability company and is classified as a partnership for U.S. federal income tax purposes. Post-IPO, the calculation will incorporate the impact of federal and state statutory tax rates on 100% of our adjusted pre-tax income as if the Company owned 100% of TWFG Holding Company, LLC.
Adjusted Net Income Margin. Adjusted Net Income Margin is Adjusted Net Income divided by total revenues. We believe that Adjusted Net Income Margin is a useful measurement of operating profitability for the same reasons we find Adjusted Net Income useful and also because it provides a period-to-period comparison of our after-tax operating performance.
A reconciliation of Adjusted Net Income and Adjusted Net Income Margin to Net income and Net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

Revised Calculation Methodology Applied to Current Period
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenues	$53,266	$45,376	$99,579	$85,232
Net income	$6,918	$7,067	$13,547	$13,273
Acquisition-related expenses	—	168	—	168
Restructuring and related expenses	—	10	—	17
Discontinued operation income	—	—	—	(834)
Other non-recurring items(1)	—	—	(1,477)	—
Amortization expense	2,904	1,070	5,851	2,065
Adjusted Net Income	$9,822	$8,315	$17,921	$14,689
Net Income Margin	13.0%	15.6%	13.6%	15.6%
Adjusted Net Income Margin	18.4%	18.3%	18.0%	17.2%

Legacy Calculation Methodology Applied to Current Period
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenues	$53,266	$45,376	$99,579	$85,232
Net income	$6,918	$7,067	$13,547	$13,273
Acquisition-related expenses	—	168	—	168
Restructuring and related expenses	—	10	—	17
Discontinued operation income	—	—	—	(834)
Other non-recurring items(1)	—	—	(1,477)	—
Adjusted Net Income	$6,918	$7,245	$12,070	$12,624
Net Income Margin	13.0%	15.6%	13.6%	15.6%
Adjusted Net Income Margin	13.0%	16.0%	12.1%	14.8%

Revised Calculation Methodology Applied to Historical Period
	Three Months Ended March 31,		Years Ended December 31,
	2024	2023	2023	2022
Total revenues	$46,313	$39,856	$172,934	$153,921
Net income	$6,629	$6,206	$26,096	$20,614
Acquisition-related expenses	—	—	204	—
Restructuring and related expenses	—	7	17	—
Discontinued operation (income) loss	—	(834)	(834)	2,733
Other non-recurring items(1)	(1,477)	—	—	—
Amortization expense	2,947	995	4,594	3,019
Adjusted Net Income	$8,099	$6,374	$30,077	$26,366
Net Income Margin	14.3%	15.6%	15.1%	13.4%
Adjusted Net Income Margin	17.5%	16.0%	17.4%	17.1%

Legacy Calculation Methodology Applied to Historical Period
	Three Months Ended March 31,		Years Ended December 31,
	2024	2023	2023	2022
Total revenues	$46,313	$39,856	$172,934	$153,921
Net income	$6,629	$6,206	$26,096	$20,614
Acquisition-related expenses	—	—	204	—
Restructuring and related expenses	—	7	17	—
Discontinued operation (income) loss	—	(834)	(834)	2,733
Other non-recurring items(1)	(1,477)	—	—	—
Adjusted Net Income	$5,152	$5,379	$25,483	$23,347
Net Income Margin	14.3%	15.6%	15.1%	13.4%
Adjusted Net Income Margin	11.1%	13.5%	14.7%	15.2%

(1)Represents a one-time adjustment reducing commission expense, which resulted from the branch conversions. In January 2024, nine of our Branches converted to Corporate Branches. Upon conversion, agents of the newly converted Corporate Branches became employees and received salaries, employee benefits, and bonuses for services rendered instead of commissions. As a result, we released a portion of the unpaid commissions related to the converted branches that we no longer are required to settle.
Adjusted EBITDA. Adjusted EBITDA is a supplemental measure of our performance and is defined as EBITDA adjusted to exclude equity-based compensation and other non-operating items, including, certain nonrecurring or non-operating gains or losses. EBITDA is defined as net income (the most directly comparable GAAP measure) before interest, income taxes, depreciation and amortization. We believe that Adjusted EBITDA is an appropriate measure of operating performance because it adjusts for significant one-time, non-recurring items and eliminates the ongoing accounting effects of certain capital spending and acquisitions, such as depreciation and amortization, that do not directly affect what management considers to be our ongoing operating performance in the period. These adjustments generally eliminate the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
Adjusted EBITDA Margin. Adjusted EBITDA Margin is Adjusted EBITDA divided by total revenue. We believe that Adjusted EBITDA Margin is a useful measurement of operating profitability for the same reasons we find Adjusted EBITDA useful and also because it provides a period-to-period comparison of our operating performance.

A reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin to Net income and Net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenues	$53,266	$45,376	$99,579	$85,232
Net income	$6,918	$7,067	$13,547	$13,273
Interest expense	872	173	1,714	258
Depreciation and amortization	2,968	1,134	5,981	2,195
EBITDA	10,758	8,374	21,242	15,726
Acquisition-related expenses	—	168	—	168
Restructuring and related expenses	—	10	—	17
Discontinued operation income	—	—	—	(834)
Other non-recurring items(1)	—	—	(1,477)	—
Adjusted EBITDA	$10,758	$8,552	$19,765	$15,077
Net Income Margin	13.0%	15.6%	13.6%	15.6%
Adjusted EBITDA Margin	20.2%	18.8%	19.8%	17.7%

(1)Represents a one-time adjustment reducing commission expense, which resulted from the branch conversions. In January 2024, nine of our Branches converted to Corporate Branches. Upon conversion, agents of the newly converted Corporate Branches became employees and received salaries, employee benefits, and bonuses for services rendered instead of commissions. As a result, we released a portion of the unpaid commissions related to the converted branches that we no longer are required to settle.
Adjusted Free Cash Flow. Adjusted Free Cash Flow is a supplemental measure of our performance. We define Adjusted Free Cash Flow as cash flow from operating activities (the most directly comparable GAAP measure) less cash payments for tax distributions, purchases of property, plant, and equipment and acquisition-related costs. We believe Adjusted Free Cash Flow is a useful measure of operating performance because it represents the cash flow from the business that is within our discretion to direct to activities including investments, debt repayment, and returning capital to stockholders.
A reconciliation of Adjusted Free Cash Flows to Cash flow from Operating Activities, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash Flow from Operating Activities	$7,400	$6,918	$17,154	$16,709
Purchase of property and equipment	(39)	(30)	(47)	(54)
Tax distribution to members(1)	(3,685)	(5,186)	(6,104)	(6,927)
Acquisition-related expenses	—	168	—	168
Net cash flow provided by operating activities from discontinued operation	—	—	—	(839)
Adjusted Free Cash Flow	$3,676	$1,870	$11,003	$9,057

(1)Tax distributions to members represents the amount distributed to the members of TWFG Holding Company, LLC in respect of their income tax liability related to the net income of TWFG Holding Company, LLC allocated to its members.
Organic Revenue, Organic Revenue Growth, Adjusted Net Income, Adjusted Net Income Margin, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Free Cash Flow are not measures of financial performance under GAAP and should not be considered substitutes for GAAP measures, including revenues (for Organic Revenue and Organic Revenue Growth), net income (for Adjusted Net Income, Adjusted Net Income Margin, Adjusted EBITDA and Adjusted EBITDA Margin), and cash flow from operating activities (for Adjusted Free Cash Flow) which we consider to be the most directly comparable GAAP measures. These non-GAAP financial measures have limitations as analytical tools, and when assessing our operating performance, you should not consider these non-GAAP financial measures in isolation or as substitutes for revenues, net income, operating cash flow or other consolidated financial statement data prepared in accordance with GAAP. Other companies may calculate any or all of these non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.
Liquidity and capital resources
Historical liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues from our operations. Our primary cash flow activities involve: (1) generating cash flow from our operations; (2) making strategic acquisitions; (3) making distributions to GHC Woodlands Holdings, LLC, Bunch Family Holdings, LLC, RenaissanceRe Ventures U.S. LLC, and TWFG, Inc. (collectively, and together with each of their permitted transferees, the “Pre-IPO LLC Members”); and (4) making borrowings, interest payments and repayments under our Credit Agreements. As of June 30, 2024, and December 31, 2023, our cash and cash equivalents were $25.8 million, and $39.3 million, respectively. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service and distributions to our owners.
Credit agreements
On June 5, 2017, TWFG Holding Company, LLC, as borrower, entered into a credit agreement (as subsequently amended, the “Term Loan Credit Agreement”) with PNC Bank, National Association, as lender. On July 30, 2019, TWFG Holding Company, LLC entered into a third amendment to the Term Loan Credit Agreement pursuant to which it borrowed $4.0 million pursuant to a Term Loan B and used these proceeds for permitted acquisitions. On December 4, 2020, TWFG Holding Company, LLC entered into a fifth amendment to the Term Loan Credit Agreement pursuant to which it borrowed an additional $13.0 million pursuant to a Term Loan C and used these proceeds for permitted acquisitions (such amount, together with the amount borrowed on July 30, 2019, the “Term Loans”). On May 23, 2023, TWFG Holding Company, LLC entered into a ninth amendment to the Term Loan Credit Agreement to, among other things, provide additional flexibility under the covenants contained therein. The aggregate principal amounts of the Term Loan B and Term Loan C as of June 30, 2024 are $0.1 million and $6.9 million, respectively, as follows (in thousands):

Remainder of 2024	$1,081
Year ended December 31, 2025	1,912
Year ended December 31, 2026	1,972
Year ended December 31, 2027	2,035
Total	$7,000

On May 23, 2023, TWFG Holding Company, LLC, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association and PNC Capital Markets LLC entered into a credit agreement that provides a revolving credit facility to the Company, with commitments in an aggregate principal amount not to exceed $50.0 million (as amended on June 20, 2024, the “Revolving Facility,” and together with the Term Loan Credit Agreement, the “Credit Agreements”).
The Revolving Facility provides for a revolving credit facility to TWFG Holding Company, LLC, in an aggregate principal amount not to exceed $50.0 million that matures on May 23, 2028. The proceeds from borrowings under the Revolving Facility have been used for permitted acquisitions, and may in the future be used for acquisitions, working capital and general corporate purposes. As of June 30, 2024, $41.0 million was outstanding under the Revolving Facility.
The Credit Agreements contain covenants that, among other things and subject to certain exceptions, restrict our ability to make restricted payments, incur additional debt, engage in asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in transactions with affiliates, change our business or make investments. We may voluntarily prepay in whole or in part the outstanding principal under our Term Loans at any time prior to the maturity date. In addition, the Credit Agreements contain financial covenants that require us, subject to certain exceptions, to maintain a Consolidated Debt Service Coverage Ratio (as defined in the Credit Agreement) of at least 1.50 to 1.00 and a Consolidated Leverage Ratio (as defined in the Credit Agreement) of not more than 2.00 to 1.00, in each case, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, and as of June 30, 2024, we are in compliance with each such covenant.

Pursuant to the Credit Agreements, a change of control default will be triggered if: (i) any person or group (other than the Pre-IPO LLC Members or Richard F. (“Gordy”) Bunch III and his affiliates) acquires beneficial ownership (within the meaning of Rule 13d-3 and 13d-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of more than 35% of the total voting power represented by our outstanding voting stock, (ii) we cease to be the managing member of TWFG Holding Company, LLC, (iii) any person (other than us, the Pre-IPO LLC Members or Richard F. (“Gordy”) Bunch III and his affiliates) owns more than 35% of the membership interests of TWFG Holding Company, LLC or (iv) TWFG Holding Company, LLC shall cease to own, free and clear of all liens or other encumbrances (other than Permitted Liens as defined in our Credit Agreements), 100% of the outstanding voting equity interests of each guarantor (other than us) on a fully diluted basis, except as a result of a merger, consolidation or disposition permitted under the Credit Agreement. Such a default could result in the acceleration of repayment of our and our subsidiaries’ indebtedness, including borrowings under our Term Loan Credit Agreement (as defined below) and any amounts then outstanding under the Revolving Facility if not waived by the lenders under our Credit Agreements. Such a default could result in the acceleration of repayment of our and our subsidiaries’ indebtedness, including borrowings under the Term Loan Credit Agreement if not waived by the lenders thereunder.
Interest on Term Loan B and Term Loan C accrue at Daily Simple SOFR plus the Benchmark Replacement Adjustment of 0.11448%, 0.26161%, or 0.42826% for the one-month, three-month, or six-month borrowing periods, respectively. At our option, the revolving credit facility under the Revolving Facility accrues interest on amounts drawn at the Term SOFR Rate or Daily SOFR plus the SOFR Adjustment of 0.10% and Applicable Margin of 2.00% to 2.75%, each as defined in the Revolving Facility. The Term Loans and the Revolving Facility are collateralized by substantially all the Company’s assets, which includes rights to future commissions.
Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net cash provided by operating activities from continuing operations	$7,400	$6,918	$17,154	$15,870
Net cash used in investing activities from continuing operations	(242)	(4,855)	(21,223)	(5,240)
Net cash (used in) provided by financing activities from continuing operations	(2,063)	2,324	(5,886)	(3,435)
Net change in cash, cash equivalents and restricted cash from continuing operations	5,095	4,387	(9,955)	7,195
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	31,418	33,070	46,468	30,262
Cash, cash equivalents and restricted cash from continuing operations, end of period	$36,513	$37,457	$36,513	$37,457
Cash paid during the year for interest	$924	$82	$1,893	$169

Comparison of the Three Months Ended June 30, 2024 and 2023
Operating activities
Operating activities from continuing operations provided $7.4 million and $6.9 million of cash for the three months ended June 30, 2024 and 2023, respectively. The increase in net cash provided by operating activities from continuing operations was primarily attributable to the $7.9 million increase in total revenues, partially offset by the increases in commission expenses, salaries and employee benefits, other administrative expenses and interest expense amounting to $1.1 million, $3.4 million, $1.0 million and $0.7 million, respectively, and approximately $1.2 million in net outflows from the changes in our net working capital between periods. See “—Consolidated Results of Operations” above for additional information regarding the results of our operations.
Investing activities
Investing activities from continuing operations used $0.2 million and $4.9 million of cash for the three months ended June 30, 2024 and 2023, respectively. Our net investing outflows decreased primarily due to the lower level of asset acquisitions in the current period of $0.3 million compared to $5.4 million in the prior period. The prior period included three customer list acquisition transactions with annualized revenues greater than $0.5 million. This decrease was partially offset by a decrease in intangible asset disposals of $0.5 million in the current period compared to the prior period. See Note 4, “Intangible Assets” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our asset acquisitions.
Financing activities
Financing activities from continuing operations used $2.1 million of cash for the three months ended June 30, 2024 and provided $2.3 million of cash for the three months ended June 30, 2023. The change from net financing inflows in the prior period to outflows in the current period was primarily due to the $10.0 million in proceeds from the drawdown of the Revolving Facility in the prior period while the current period has none and the $1.3 million payment of deferred offering costs in the current period while the prior period had none. These changes were partially offset by the $2.7 million lower cash distributions in the current period compared to the prior period and $4.3 million in higher net inflows from the change in carrier liabilities in the current period compared to the prior period.
Comparison of the Six Months Ended June 30, 2024 and 2023
Operating activities
Operating activities from continuing operations provided $17.2 million and $15.9 million of cash for the six months ended June 30, 2024 and 2023, respectively. The increase in net cash provided by operating activities from continuing operations was primarily attributable to the $14.3 million increase in total revenues, partially offset by the increases in salaries and employee benefits, other administrative expenses and interest expense amounting to $6.4 million, $1.6 million and $1.5 million, respectively, and approximately $3.7 million in net outflows from the changes in our net working capital between periods. See “—Consolidated Results of Operations” for additional information regarding the results of our operations.
Investing activities
Investing activities from continuing operations used $21.2 million and $5.2 million of cash for the six months ended June 30, 2024 and 2023, respectively. Our net investing outflows increased primarily due to the higher level of asset acquisitions in the current period of $21.2 million compared to $5.7 million in the prior period. In January 2024, we acquired the assets of nine of our independent branches for a total purchase price of $40.8 million, of which approximately $20.4 million was paid in cash, with the remainder settled through the issuance of Class A common units. In addition, during the first half of 2024, we acquired customer lists intangible assets with annualized revenue of less than $0.5 million for a total purchase price of $0.8 million, of which approximately $0.4 million was paid in cash. The prior period included three customer list acquisition transactions with annualized revenues greater than $0.5 million. See Note 4, “Intangible Assets” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our asset acquisitions.
Financing activities
Financing activities from continuing operations used $5.9 million and $3.4 million of cash for the six months ended June 30, 2024 and 2023, respectively. Our net financing outflows increased primarily due to the $10.0 million in proceeds from the drawdown of the Revolving Facility in the prior period while the current period has none and the $3.2 million and $0.6 million in payments of deferred offering costs and deferred acquisition payable, respectively, in the current period while the prior period had none. These changes were partially offset by the $5.7 million lower cash distributions in the current period compared to the prior period, and $5.8 million in higher net inflows from the change in carrier liabilities in the current period compared to the prior period.
Future sources and uses of liquidity
Our sources of liquidity will be (1) cash on hand, (2) net working capital, (3) cash flows from operations and (4) borrowings on our Credit Agreements. We expect that our primary liquidity needs will comprise cash to (1) provide capital to facilitate the organic growth of our business, (2) pay operating expenses, including cash compensation to our independent agents and our employees, (3) make payments under the TRA, (4) fund acquisitions, (5) pay interest and principal due on borrowings under our Credit Agreements and (6) pay income taxes. We expect to have sufficient financial resources to meet our business requirements in the next 12 months and in the long term, including the ability to service our debt and contractual obligations, finance capital expenditures and make distributions, including tax distributions, to our stockholders. Although cash from operations is expected to be sufficient to service these activities, we have the ability to borrow under our Credit Agreements to accommodate any timing differences in cash flows. Additionally, we may in the future access the capital markets to obtain equity or debt financing, if needed, including to pursue acquisition opportunities.
We have certain obligations related to debt maturities and operating leases. As of June 30, 2024, we had $1.0 million of non-cancelable operating lease obligations for the next 12 months. For the periods following the next 12 months, we have an additional $1.6 million of non-cancelable operating lease obligations. See Note 5, “Operating Leases,” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information. In addition, as of June 30, 2024, we had $2.6 million of debt maturities for the next 12 months comprised of $0.1 million of the remaining balance on our Term B loan and $1.9 million under the Term C loan, and $0.6 million in Acquisition-related notes. For the periods following the next 12 months, we have an additional $47.0 million of debt maturities representing $5.0 million under the Term C loan, $41.0 million under the Revolving Facility, and $1.0 million in Acquisition-related notes. Any outstanding balances under our Revolving Facility will become due and payable during 2028. Annual interest on the Acquisition-related notes are 3.75% and 5.0%, and our effective interest rates on the Term B loan, Term C loan and Revolving Facility for the three and six months ended June 30, 2024 were 4.15%, 3.06% and 7.66%, respectively. We have interest rate swap agreements associated with the Term B loan and the Term C loan, which converted the floating interest rates on these loans to fixed interest rates. See Note 6 “Derivatives” and Note 7, “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Tax receivable agreement
As a result of its ownership of LLC Units in TWFG Holding Company, LLC, we are now subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of TWFG Holding Company, LLC and are taxed at the prevailing U.S. federal income tax rates applicable to corporations. In addition to tax expenses, we also will incur expenses related to our operations and we will be required to make payments under the TRA. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of LLC Unit exchanges and the resulting amounts we are likely to pay out to holders of LLC Units pursuant to the TRA; however, we estimate that such tax benefits and the related TRA payments may be substantial.
We expect that, as a result of the increases in the tax basis of the tangible and intangible assets of TWFG Holding Company, LLC attributable to taxable redemptions, exchanges or purchases of LLC Units from any of the Pre-IPO LLC Members, the payments that we may make to the Pre-IPO LLC Members could be substantial. For example, if we acquired all of the LLC Units of the Pre-IPO LLC Members in taxable transactions as of the IPO, at the IPO price of $17.00 per share based on certain assumptions, including that (i) there are no material changes in relevant tax law and (ii) we earn sufficient taxable income in each year to realize on a current basis all tax benefits that are subject to the TRA, we expect that the resulting reduction in tax payments for us, as determined for purposes of the TRA, would aggregate to approximately $182.4 million, substantially all of which would be realized over the next 15 years, and we would be required to pay the Pre-IPO LLC Members 85% of such amount, or $155.1 million, over the same period. The actual increases in tax basis with respect to future taxable redemptions, exchanges or purchases of LLC Units, as well as the amount and timing of any payments we are required to make under the TRA in respect of future taxable redemptions, exchanges or purchases of LLC Units, may differ materially from the amounts set forth above because the potential future reductions in our tax payments, as determined for purposes of the TRA, and the payments we will be required to make under the TRA, will each depend on a number of factors, including the market value of our Class A common stock at the time of purchase, redemption or exchange, the prevailing U.S. federal income tax rates applicable to us over the life of the TRA (as well as the assumed combined state and local tax rate), the amount and timing of the taxable income that we generate in the future and the extent to which future redemptions, exchanges or purchases of LLC Units are taxable transactions.
Payments under the TRA are not conditioned on the Pre-IPO LLC Members’ continued ownership of us. There may be a material negative effect on our liquidity if, as described below, the payments under the TRA exceed the actual benefits we receive in respect of the tax attributes subject to the TRA and/or distributions to us by TWFG Holding Company, LLC are not sufficient to permit us to make payments under the TRA.
The TRA acceleration event provisions in the TRA may result in situations where the Pre-IPO LLC Members have interests that differ from or are in addition to those of our other stockholders.
Finally, because we are a holding company with no operations of our own, our ability to make payments under the TRA depends on the ability of TWFG Holding Company, LLC to make distributions to us. To the extent that we are unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest until paid, which could negatively impact our results of operations and could also affect our liquidity in periods in which such payments are made.
Off-balance sheet arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our unaudited condensed consolidated financial statements.
Critical accounting estimates
We prepare our unaudited condensed consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our unaudited condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe our significant accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. The accounting policies that we believe reflect our more significant estimates, judgments and assumptions that are most critical to understanding and evaluating our reported financial results are: revenue recognition, intangible assets, leases and acquisitions.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our IPO Prospectus. There have been no material changes to our critical accounting policies and estimates disclosed in our IPO Prospectus. See Note 2, “Summary of Significant Accounting Policies,” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of our significant accounting policies.
Recent accounting pronouncements
For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see Note 2, “Summary of Significant Accounting Policies,” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Emerging growth company
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 ( the “JOBS Act”), and we may remain an emerging growth company for up to five years following the IPO. For so long as we remain an emerging growth company, we are permitted and intend to rely on certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved.
Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and prices, such as premium amounts, interest rates, and equity prices. We are exposed to market risk through our Book of Business, investments and borrowings under our Credit Agreements. We use derivative instruments to mitigate our risk related to the effect of rising interest rates on our cash flows. However, we do not use derivative instruments for trading or speculative purposes.
Insurance premium pricing within the P&C insurance industry has historically been cyclical, based on the underwriting capacity of the insurance industry and economic conditions. External events, such as terrorist attacks, man-made and natural disasters, can also have significant impacts on the insurance market. We use the terms “soft market” and “hard market” to describe the business cycles experienced by the industry. A soft market is an insurance market characterized by a period of declining premium rates, which can negatively affect commissions earned by insurance agents. A hard market is an insurance market characterized by a period of rising premium rates, which, absent other changes, can positively affect commissions earned by insurance agents.
Our investments are held primarily as cash and cash equivalents. These investments are subject to interest rate risk. The fair values of cash and cash equivalents as of June 30, 2024 and December 31, 2023 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material. We do not actively invest or trade in equity securities.
As of June 30, 2024, we had approximately $7.0 million and $41.0 million of borrowings outstanding under our Term Loan Credit Agreement and Revolving Facility, respectively. As of December 31, 2023, we had approximately $8.4 million and $41.0 million of borrowings outstanding under our Term Loan Credit Agreement and Revolving Facility, respectively. These borrowings accrue interest tied to SOFR and therefore interest expense under these borrowings is subject to change. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our unaudited condensed consolidated financial statements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of litigation and claims are inherently unpredictable and uncertain, we are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” of our IPO Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
In connection with the reorganization transactions (as defined in the IPO Prospectus), we issued (i) 2,161,874 shares of the Company’s Class A common stock in exchange for LLC Units, (ii) 7,277,651 shares of the Company’s Class B common stock for consideration of $0.00001 per share (or $72.78 in the aggregate) and (iii) 33,893,810 shares of the Company’s Class C common stock for consideration of $0.00001 per share (or $338.94 in the aggregate), to certain members of TWFG Holding Company, LLC. The shares were issued in reliance on the exemption contained in Section 4(a)(2) of the Securities Act, on the basis that the transaction did not involve a public offering.
Use of Proceeds
On July 19, 2024, we closed our IPO in which we sold 12,650,000 shares of Class A common stock, including 1,650,000 shares of Class A common stock pursuant to the underwriters’ full exercise of their 30-day option, at a public offering price of $17.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333-280439), which was declared effective by the SEC on July 17, 2024. J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC acted as joint lead book-running managers of the IPO and as representatives of the underwriters.
We received approximately $194.1 million in net proceeds after deducting underwriting discounts and commissions of $15.1 million and offering expenses of approximately $5.9 million. We used the net proceeds from the IPO (including the net proceeds received from the underwriters’ exercise of their option to purchase additional shares of Class A common stock) to acquire a number of newly issued LLC Units equal to the number of shares of Class A common stock in the IPO from TWFG Holding Company, LLC, at a purchase price per LLC Unit equal to the initial public offering price of Class A common stock after underwriting discounts and commissions. TWFG Holding Company, LLC used a portion of the proceeds it received from the sale of LLC Units to pay the expenses in connection with the IPO and the reorganization transactions and to repay in full outstanding debt under our Revolving Facility in the amount of $41.0 million.
Item 5. Other Information
During the period covered by this Quarterly Report on Form 10-Q, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 6. Exhibits
The following exhibits are filed as part of this report:

Exhibit number	Description
3.1
Amended and Restated Certificate of Incorporation of TWFG, Inc., dated July 17, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42177) filed on July 23, 2024)

3.2	Amended and Restated By-Laws of TWFG, Inc., dated July 17, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-42177) filed on July 23, 2024)

10.1
Third Amended and Restated Limited Liability Company Agreement of TWFG Holding Company, LLC, dated as of July 17, 2024, among TWFG Holding Company, LLC, TWFG, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-42177) filed on July 23, 2024)

10.2
Registration Rights Agreement, dated as of July 19, 2024, by and among TWFG, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42177) filed on July 23, 2024)

10.3
Tax Receivable Agreement, dated as of July 19, 2024, by and among TWFG, Inc., TWFG Holding Company, LLC and each member of TWFG Holding Company, LLC party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-42177) filed on July 23, 2024)

10.4
Reorganization Agreement, dated as of July 17, 2024, by and among TWFG, Inc., TWFG Holding Company, LLC and the other signatories party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-42177) filed on July 23, 2024)

10.5+	TWFG, Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-42177) filed on July 23, 2024)

10.6+
Form of TWFG, Inc. 2024 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Employees) (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.7+
Form of TWFG, Inc. 2024 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.8	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-42177) filed on July 23, 2024)

10.9
First Amendment to Credit Agreement, dated as of June 20, 2024, by and among TWFG Holding Company, LLC, the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, Swingline Loan Lender and Issuing Lender (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL)

*Filed herewith.
** Furnished.
+ Indicates a management contract or compensatory plan or agreement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWFG, Inc.
Date: August 30, 2024	By:	/s/ Richard F. Bunch III
Name: Richard F. Bunch III
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 30, 2024	By:	/s/ Janice E. Zwinggi
Name: Janice E. Zwinggi
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)