Form 10-Q
period 2024-09-30
TWFG, Inc.
filed 2024-11-13
CIK 2007596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Yes ☐   No ☒
As of November 8, 2024, there were 14,811,874 shares of Class A common stock, 7,277,651 shares of Class B common stock and 33,893,810 shares of Class C common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under the captions entitled “Risk factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prospectus (the “IPO Prospectus”) relating to our Registration Statement on Form S-1, as amended (Registration No. 333-280439) (the “Registration Statement”), filed with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). You should specifically consider the numerous risks outlined under “Risk factors” in the IPO Prospectus.
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
Commonly Used Defined Terms
•“we,” “us,” “our,” the “Company,” “TWFG,” and similar references refer to: (i) TWFG, Inc. and, unless otherwise stated or the context otherwise requires, all of its subsidiaries, including TWFG Holding Company, LLC, for periods following the consummation of the Reorganization Transactions (as defined herein), including our initial public offering (“IPO”), and (ii) TWFG Holding Company, LLC and, unless otherwise stated or the context otherwise requires, all of its subsidiaries, for periods prior to the completion of the Reorganization Transactions, including our IPO.
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
•TWFG Agencies: Branches, Corporate Branches and MGA Agencies.
i

•TWFG MGA: TWFG’s managing general agency.
ii

Part I - Financial Information
Item 1. Financial Statements
TWFG, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Commission income (related party of $3,026 and $1,167 for the three months ended and $6,047 and $3,064 for the nine months ended September 30, 2024 and 2023, respectively)	$48,240	$43,993	$139,447	$122,451
Contingent income	1,383	1,035	3,717	3,023
Fee income (related party of $884 and $419 for the three months ended and $1,799 and $1,258 for the nine months ended September 30, 2024 and 2023, respectively)	2,890	2,107	7,811	6,343
Other income	2,127	575	3,244	1,125
Total revenues	54,640	47,710	154,219	132,942
Expenses
Commission expense	30,766	32,461	89,171	90,853
Salaries and employee benefits	8,331	3,390	21,401	10,096
Other administrative expenses (related party of $339 and $178 for the three months ended and $1,122 and $270 for the nine months ended September 30, 2024 and 2023, respectively)	4,813	2,812	11,687	8,043
Depreciation and amortization	2,985	1,145	8,966	3,340
Total operating expenses	46,895	39,808	131,225	112,332
Operating income	7,745	7,902	22,994	20,610
Interest expense	(411)	(295)	(2,125)	(553)
Other non-operating income (expense), net	(4)	1	8	(10)
Income before tax	7,330	7,608	20,877	20,047
Income tax expense	437	—	437	—
Net income from continuing operations	6,893	7,608	20,440	20,047
Net income from discontinued operation, net of tax	—	—	—	834
Net income	6,893	7,608	20,440	20,881
Less: net income attributable to noncontrolling interests	5,739	—	19,286	—
Net income attributable to TWFG, Inc.	$1,154	$7,608	$1,154	$20,881

Weighted average shares of common stock outstanding (see Note 13):
Basic	14,722,685		14,722,685
Diluted	14,890,382		14,890,382
Earnings per share (see Note 13):
Basic	$0.08		$0.08
Diluted	$0.08		$0.08

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$6,893	$7,608	$20,440	$20,881
Other comprehensive income (loss), net of tax:
Unrealized gains on investments of discontinued operation during the period (net of tax expense of $0 and $0 for the three months ended and $0 and $44 for the nine months ended September 30, 2024 and 2023, respectively)	—	—	—	165
Unrealized (loss) gains on derivative instruments during the period	(77)	72	68	195
Reclassification of realized gains on derivative instruments included in net income during the period	(80)	(107)	(258)	(308)
Total other comprehensive (loss) income, net of tax	(157)	(35)	(190)	52
Comprehensive income	6,736	7,573	20,250	20,933
Less: comprehensive income attributable to noncontrolling interests	5,615	—	19,129	—
Comprehensive income attributable to TWFG, Inc.	$1,121	$7,573	$1,121	$20,933

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statements of Financial Position
(Amounts in thousands, except share/unit data)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$191,196	$39,297
Restricted cash	9,709	7,171
Commissions receivable, net	22,901	19,082
Accounts receivable	8,782	5,982
Deferred offering costs	—	2,025
Other current assets, net	1,539	1,551
Total current assets	234,127	75,108
Non-current assets
Intangible assets - net	75,024	36,436
Property and equipment - net	682	597
Lease right-of-use assets - net	2,625	2,459
Other non-current assets	635	837
Total assets	$313,093	$115,437

Liabilities and Equity
Current liabilities
Commissions payable	$14,438	$12,487
Carrier liabilities	13,278	8,731
Operating lease liabilities, current	1,070	882
Short-term bank debt	1,897	2,437
Deferred acquisition payable, current	506	5,369
Other current liabilities	6,908	5,006
Total current liabilities	38,097	34,912
Non-current liabilities
Operating lease liabilities, net of current portion	1,448	1,518
Long-term bank debt	4,490	46,919
Deferred acquisition payable, non-current	924	1,037
Total liabilities	44,959	84,386
Commitment and contingencies (see Note 15)
Stockholders'/Members' Equity
Members’ Equity (631,750 common units issued and outstanding at December 31, 2023)	—	632
Class A common stock ($0.01 par value per share - 300,000,000 authorized, 14,811,874 shares issued and outstanding at September 30, 2024)	148	—
Class B common stock ($0.00001 par value per share - 100,000,000 authorized, 7,277,651 shares issued and outstanding at September 30, 2024)	—	—
Class C common stock ($0.00001 par value per share - 100,000,000 authorized, 33,893,810 shares issued and outstanding at September 30, 2024)	—	—
Additional paid-in capital	57,159	25,114
Retained earnings	13,697	4,805
Accumulated other comprehensive income	82	500
Total stockholders' equity attributable to TWFG, Inc. /members’ equity	71,086	31,051
Noncontrolling interests	197,048	—
Total stockholders'/members' equity	268,134	31,051
Total liabilities and equity	$313,093	$115,437

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statements of Stockholders’/Members’ Equity
(Amounts in thousands, except share/unit data)
(unaudited)

	Members’ Equity		Class A Common Stock		Class B Voting Stock		Class C Voting Stock
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity Attributable to TWFG, Inc./ Members' Equity	Noncontrolling Interests	Total Stockholders’/Members' Equity
Balance at December 31, 2023	631,750	$632	–	$—	–	$—	–	$—	$25,114	$4,805	$500	$31,051	$—	$31,051
Net income	–	—	–	—	–	—	–	—	—	6,629	—	6,629	—	6,629
Shares issued	27,689	28	–	—	–	—	–	—	30,018	—	—	30,046	—	30,046
Cash distributions to members	–	—	–	—	–	—	–	—	—	(2,420)	—	(2,420)	—	(2,420)
Other comprehensive income	–	—	–	—	–	—	–	—	—	—	23	23	—	23
Balance at March 31, 2024	659,439	$660	–	$—	–	$—	–	$—	$55,132	$9,014	$523	$65,329	$—	$65,329
Net income	–	—	–	—	–	—	–	—	—	6,918	—	6,918	—	6,918
Cash distributions to members	–	—	–	—	–	—	–	—	—	(4,679)	—	(4,679)	—	(4,679)
Other comprehensive loss	–	—	–	—	–	—	–	—	—	—	(56)	(56)	—	(56)
Balance at June 30, 2024	659,439	$660	–	$—	–	$—	–	$—	$55,132	$11,253	$467	$67,512	$—	$67,512
Net income prior to the Reorganization Transactions and IPO (see Note 1)	—	—	—	—	—	—	—	—	—	1,290	—	1,290	—	1,290
Other comprehensive loss prior to the Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	—	(33)	(33)	—	(33)
Effect of the Reorganization Transactions	(659,439)	(660)	2,161,874	22	7,277,651	—	33,893,810	—	(191,733)	—	(319)	(192,690)	192,690	—
Issuance of Class A common stock at the IPO, net of underwriting costs	—	—	12,650,000	126	—	—	—	—	200,548	—	—	200,674	—	200,674
Capitalized offering costs	—	—	—	—	—	—	—	—	(7,800)	—	—	(7,800)	—	(7,800)
Net income after the Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	1,154	—	1,154	4,449	5,603
Other comprehensive loss after the Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	—	(33)	(33)	(91)	(124)
Stock-based compensation	—	—	—	—	—	—	—	—	1,012	—		1,012	—	1,012
Balance at September 30, 2024	—	$—	14,811,874	$148	7,277,651	$—	33,893,810	$—	$57,159	$13,697	$82	$71,086	$197,048	$268,134

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statements of Stockholders’/Members’ Equity (Continued)
(Amounts in thousands, except share/unit data)
(unaudited)

	Members’ Equity		Class A Common Stock		Class B Voting Stock		Class C Voting Stock
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity Attributable to TWFG, Inc./ Members' Equity	Noncontrolling Interests	Total Stockholders’/Members' Equity
Balance at December 31, 2022	631,750	$632	—	$—	—	$—	—	$—	$25,114	$32,180	$(140)	$57,786	$—	$57,786
Cumulative effect of change in accounting principle (see Note 2)	—	—	—	—	—	—	—	—	—	(271)	—	(271)	—	(271)
Adjusted balance at December 31, 2022	631,750	632	—	—	—	—	—	—	25,114	31,909	(140)	57,515	—	57,515
Net income	—	—	—	—	—	—	—	—	—	6,206	—	6,206	—	6,206
Cash distributions to members	—	—	—	—	—	—	—	—	—	(5,378)	—	(5,378)	—	(5,378)
Other distributions to members	—	—	—	—	—	—	—	—	—	(16,599)	—	(16,599)	—	(16,599)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	39	39	—	39
Impact of discontinued operation on accumulated other comprehensive income	—	—	—	—	—	—	—	—	—	—	775	775	—	775
Balance at March 31, 2023	631,750	$632	—	$—	—	$—	—	$—	$25,114	$16,138	$674	$42,558	$—	$42,558
Net income	—	—	—	—	—	—	—	—	—	7,067	—	7,067	—	7,067
Cash distributions to members	—	—	—	—	—	—	—	—	—	(5,186)	—	(5,186)	—	(5,186)
Other distributions to members	—	—	—	—	—	—	—	—	—	(3,195)	—	(3,195)	—	(3,195)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	48	48	—	48
Balance at June 30, 2023	631,750	$632	—	$—	—	$—	—	$—	$25,114	$14,824	$722	$41,292	$—	$41,292
Net income	—	—	—	—	—	—	—	—	—	7,608	—	7,608	—	7,608
Cash distributions to members	—	—	—	—	—	—	—	—	—	(2,599)	—	(2,599)	—	(2,599)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(35)	(35)	—	(35)
Balance at September 30, 2023	631,750	$632	—	$—	—	$—	—	$—	$25,114	$19,833	$687	$46,266	$—	$46,266

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$20,440	$20,881
Less: Net income from discontinued operation, net of tax	—	834
Net income from continuing operations	20,440	20,047
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	8,966	3,340
Allowance for credit losses	69	—
(Gains) losses on sale of intangible assets and property and equipment	(86)	12
Stock-based compensation expense	1,012	—
Non-cash lease expense	756	503
Other non-cash items	(10)	5
Change in:
Commission receivable	(3,889)	(4,216)
Accounts receivable	(2,800)	(1,667)
Other current and non-current assets	151	(74)
Commissions payable	1,951	4,284
Operating lease liabilities	(802)	(537)
Other current liabilities	3,121	1,567
Net cash provided by operating activities from continuing operations	28,879	23,264
Net cash provided by operating activities from discontinued operation	—	839
Net cash provided by operating activities	28,879	24,103
Cash Flows from Investing Activities
Proceeds from disposition of intangible assets	84	524
Proceeds from disposition of property and equipment	2	2
Purchase of intangible assets	(21,395)	(6,315)
Purchase of property and equipment	(280)	(217)
Net cash used in investing activities from continuing operations	(21,589)	(6,006)
Net cash provided by investing activities from discontinued operation	—	64
Net cash used in investing activities	(21,589)	(5,942)
Cash Flows from Financing Activities
Proceeds from borrowings	—	10,000
Repayment of borrowings	(42,968)	(1,973)
Distributions to members	(7,099)	(13,163)
Cash derecognized upon distribution of EVO to members (see Note 2)	—	(2,229)
Net proceeds from IPO, net of underwriting costs	200,674	—
Payment of deferred offering costs	(7,122)	(127)
Payment of equity issuance costs	(38)	—
Net change in carrier liabilities	4,547	1,414
Payment of deferred acquisition payable	(847)	(8)
Net cash provided by (used in) financing activities from continuing operations	147,147	(6,086)
Net cash used in financing activities from discontinued operation	—	(11,305)
Net cash provided by (used in) financing activities	147,147	(17,391)

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statement of Cash Flows (continued)
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023

Net change in cash, cash equivalents and restricted cash from continuing operations	154,437	11,172
Net change in cash, cash equivalents and restricted cash from discontinued operation	—	(10,402)
Net change in cash, cash equivalents and restricted cash	154,437	770
Cash, cash equivalents and restricted cash from continuing operations - beginning balance	46,468	30,262
Cash, cash equivalents and restricted cash from discontinued operation - beginning balance	—	10,402
Cash, cash equivalents and restricted cash - beginning balance	46,468	40,664
Cash, cash equivalents and restricted cash - ending balance	200,905	41,434
Less: Cash, cash equivalents and restricted cash from discontinued operation - ending balance	—	—
Cash, cash equivalents and restricted cash from continuing operations - ending balance	$200,905	$41,434

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$191,196	$33,623
Restricted cash	9,709	7,811
Cash, cash equivalents and restricted cash, end of period	$200,905	$41,434

Net change in cash and cash equivalents	$151,899	$890
Net change in restricted cash	2,538	(120)
Net change in cash, cash equivalents and restricted cash	$154,437	$770

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,298	$328

Non-cash investing and financing activities:
Additions to intangible assets and offsetting additions to deferred acquisition payable	$396	$1,395
Additions to intangible assets and offsetting additions to members' equity	$25,560	$—
Additions to intangible assets and offsetting additions to other current liabilities	$8	$—
Settlement of deferred acquisition payable through the issuance of Class A common units	$4,524	$—
Distribution to members	$—	$6,260

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
1.ORGANIZATION AND BASIS OF PRESENTATION
Organization
TWFG, Inc. was incorporated as a Delaware corporation on January 8, 2024 for the purpose of facilitating an initial public offering (“IPO”) of its common stock and other related reorganization transactions (the “Reorganization Transactions,” which are further described below) in order to carry on the business of TWFG Holding Company, LLC (“TWFG Holding”) and its consolidated subsidiaries. On July 19, 2024, TWFG, Inc. completed an IPO of 11,000,000 shares of its Class A common stock (“Class A Common Stock”) at an initial public offering price of $17.00 per share. On July 23, 2024, the underwriters purchased an additional 1,650,000 shares of Class A Common Stock at $17.00 per share in connection with the underwriters’ full exercise of their option to purchase additional shares. In these notes to the condensed consolidated financial statements, references to the “Company” refer to: (i) TWFG, Inc. and, unless otherwise stated or the context otherwise requires, all of its subsidiaries, including TWFG Holding, for all periods following the consummation of the Reorganization Transactions, including the IPO, and (ii) TWFG Holding and, unless otherwise stated or the context otherwise requires, all of its subsidiaries for periods prior to the completion of the Reorganization Transactions, including the IPO.
Following the Reorganization Transactions, the Company is a holding company with its principal asset being a controlling ownership interest in TWFG Holding and its consolidated subsidiaries. Information for any period prior to July 19, 2024 relates to TWFG Holding.
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
The Woodlands Insurance Company (“TWICO”) is a Texas domiciled insurance company, formed in 2014, which currently writes homeowner’s policies. TWICO is licensed in Texas and Louisiana. In 2023, the Company distributed its equity interest in TWICO to the owners of the Company. TWICO became a related party to the Company post-distribution. The Company has presented TWICO as a discontinued operation in these condensed consolidated financial statements. See Note 12 for additional information about the related party transactions between the Company and TWICO and Note 14 for additional information about the discontinued operation.
Prior to the consummation of the Reorganization Transactions and the IPO, substantially all of TWFG Holding’s outstanding ownership interests in the form of limited liability company units (the “LLC Units”), including its Class A common unit interests, Class B common unit interests and Class C common unit interests, were owned beneficially by Bunch Family Holdings, LLC (“Bunch Holdings”), which is owned by Richard F. (“Gordy”) Bunch III, the Chief

Executive Officer, Chairman and Director of the Company, RenaissanceRe Ventures U.S. LLC (“RenRe”), and GHC Woodlands Holdings LLC (“GHC” and collectively with Bunch Holdings and RenRe, together with each of their permitted transferees, the “Pre-IPO LLC Members”). Bunch Holdings was the ultimate controlling owner of TWFG Holding prior to the consummation of the Reorganization Transactions and the IPO.
On January 1, 2024, TWFG Holding issued a total of 27,689 new Class A common units to separate individuals and entities (collectively, the “New Members”) in connection with separate asset purchase agreements. See Note 4 for more information about the asset purchases.
Reorganization Transactions
In connection with the IPO, TWFG Holding completed the following series of transactions to implement an internal reorganization on July 19, 2024, which are collectively referred to as the Reorganization Transactions. The Pre-IPO LLC Members who retained their equity ownership in the LLC Units, following the consummation of the Reorganization Transactions are referred to as “Continuing Pre-IPO LLC Members”.
•The Company, TWFG Holding and each of the Pre-IPO LLC Members entered into the third amended and restated TWFG Holding LLC agreement (the “TWFG LLC Agreement”), which, among other things, appointed the Company as the sole managing member of TWFG Holding and modified the TWFG Holding capital structure by reclassifying the interests held by the Pre-IPO LLC Members and the New Members into a single new class of non-voting common interest units;
•TWFG, Inc.’s certificate of incorporation authorizes the issuance of three classes of common stock: Class A Common Stock, non-economic Class B common stock (“Class B Common Stock” or “Class B Voting Stock”) and non-economic Class C common stock (“Class C Common Stock” or “Class C Voting Stock”). Each share of Class A Common Stock entitles its holder to one vote per share on all matters submitted to a vote of the stockholders, each share of Class B Voting Stock entitles its holder to one vote per share on all matters submitted to a vote of the stockholders and each share of Class C common stock initially entitles its holder to ten votes per share on all matters submitted to a vote of the stockholders. Each share of non-economic Class C Common Stock is entitled to one vote per share automatically (i) 12 months following the death or disability of Richard F. (“Gordy”) Bunch III or (ii) upon the first trading day on or after such date that the outstanding shares of non-economic Class C Common Stock represent less than 10% of the then-outstanding Class A Common Stock, non-economic Class B Common Stock and non-economic Class C Common Stock, which, in either instance, may be extended to 18 months upon affirmative approval of a majority of the independent directors;
•342,362 LLC Units held by Bunch Holdings were exchanged into 342,362 shares of Class A Common Stock of the Company;
•Bunch Holdings was issued 33,893,810 shares of non-economic Class C Common Stock, RenRe was issued 5,457,417 shares of non-economic Class B Common Stock; GHC was issued 1,820,234 shares of non-economic Class B Common Stock; and the New Members were issued 1,819,512 shares of Class A Common Stock, each in an amount equal to the number of LLC Units previously held by each such Pre-IPO LLC Member and New Members;
•Under the TWFG LLC Agreement, the Pre-IPO LLC Members have the right, from and after the completion of the IPO, to require TWFG Holding to redeem all or a portion of their LLC Units for, at the Company’s election, newly-issued shares of Class A Common Stock on a one-for-one basis or a cash payment equal to the volume weighted average market price of one share of Class A Common Stock for each LLC Unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications) in accordance with the terms of the TWFG LLC Agreement. Additionally, in the event of a redemption request by a holder of LLC Units, the Company may, at its option, effect a direct exchange of cash or Class A Common Stock for LLC Units in lieu of such a redemption. Shares of non-economic Class B Common Stock or non-economic Class C Common Stock, as applicable, will be cancelled on a one-for-one basis if the Company, following a redemption request of a holder of LLC Units, redeems or exchanges LLC Units of such holder of LLC Units pursuant to the terms of the TWFG LLC Agreement. Except for transfers to the Company pursuant to the TWFG LLC Agreement or to certain permitted transferees, the holders of LLC Units are not permitted to sell, transfer or otherwise dispose of any LLC Units or shares of non-economic Class B Common Stock or non-economic Class C Common Stock;
•The Company used the net proceeds from the IPO (including the net proceeds received from the underwriters exercising their option to purchase additional shares of Class A Common Stock) to acquire a number of newly-issued LLC Units equal to the number of shares of Class A Common Stock issued in the IPO from TWFG

Holding, at a purchase price per LLC Unit equal to the initial public offering price of Class A Common Stock after underwriting discounts and commissions; and
•The Company caused TWFG Holding to use the proceeds it received from the sale of LLC Units to the Company to pay fees and expenses of approximately $7.8 million in connection with the IPO and the Reorganization Transactions and to repay in full outstanding debt under the Revolving Credit Agreement in the amount of $41.0 million.
As part of the Reorganization Transactions, the Company entered into a tax receivable agreement that obligates the Company to make payments to the Continuing Pre-IPO LLC Members and any future party to the tax receivable agreement generally equal to 85% of the applicable cash savings that the Company actually realizes as a result of certain tax basis adjustments resulting from the purchase of LLC Units from any of the Continuing Pre-IPO LLC Members using the net proceeds from any future offering, future taxable redemptions or exchanges of LLC Units by the holders of LLC Units and from payments made under the tax receivable agreement, as well as tax benefits related to imputed interest resulting from payments made under the tax receivable agreement. The Company retains the benefit of the remaining 15% of these tax savings. The corporate structure following the completion of the IPO and Reorganization Transactions, as described above, is commonly referred to as an “Up-C” structure, which is used by partnerships and limited liability companies when they undertake an IPO of their business. The Up-C structure will allow the Continuing Pre-IPO LLC Members to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass-through” entity, for income tax purposes following the IPO.
On July 19, 2024, in connection with the Reorganization Transactions, immediately prior to the IPO, the Company issued (i) 2,161,874 shares of Class A Common Stock in exchange for 342,362 LLC Units held by Bunch Holdings and 1,819,512 LLC Units held by the New Members, (ii) 7,277,651 shares of Class B Common Stock to RenRe and GHC for consideration of $0.00001 per share and (iii) 33,893,810 shares of Class C Common Stock for consideration of $0.00001 per share to Bunch Holdings.
Immediately following the closing of the IPO, TWFG Holding is the predecessor of the Company for financial reporting purposes. As sole managing member of TWFG Holding, the Company has sole authority to determine the amount and timing of distributions from TWFG Holding. Because the Company manages and operates the business and controls the strategic decisions and day-to-day operations of TWFG Holding and also has a substantial financial interest in TWFG Holding, the Company consolidates the financial results of TWFG Holding, and a portion of the Company’s net income is allocated to the noncontrolling interests to reflect the entitlement of the Pre-IPO LLC Members to a portion of TWFG Holding’s net income. In addition, because TWFG Holding is under the control of Bunch Holdings before and after the Reorganization Transactions, the Company accounts for the Reorganization Transactions as a reorganization of entities under common control and initially measured the assets and liabilities of TWFG Holding at their carrying amounts as of the date of the completion of these Reorganization Transactions.
Basis of Presentation
The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its subsidiaries. TWFG Holding was determined to be a variable interest entity and the Company is considered the primary beneficiary and sole managing member of TWFG Holding and has decision making authority that significantly affects the performance of the entity. The Company consolidates TWFG Holding in its condensed consolidated financial statements and records noncontrolling interests representing the portion of earnings attributable to the economic interest in TWFG Holding held by the Continuing Pre-IPO LLC Members. All intercompany transactions and balances have been eliminated in consolidation.
The condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company’s condensed consolidated financial position, results of operations, and cash flows for all periods presented. Such adjustments are normal and recurring in nature. Certain prior period amounts have been reclassified to conform with the current period presentation.
The Company is an emerging growth company and elects to avail itself of the extended transition period for complying with new or revised accounting standards.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected within these condensed consolidated financial statements include, but are not limited to, revenue recognition, intangible assets, lease right-of-use assets, operating lease liabilities, and acquisitions. Actual results could differ from those estimates as more information becomes known.
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
Restricted Cash
In certain cases, the Company collects premiums from insureds and, after deducting our commissions and fees, remits the premiums to insurance carriers. The Company also collects surplus line taxes for remittance to state taxing authorities. Additionally, the Company has an agreement with certain insurance carriers whereby it remits claim payments and/or premium refunds to the insured on behalf of the insurance carriers. While the Company is in possession of the premiums, claims payments and surplus line taxes, the Company may invest those funds in interest-bearing demand deposit accounts with banks, in which interest income on these unremitted amounts is included in Other non-operating income (expense), net in the Condensed Consolidated Statements of Operations. These unremitted amounts are reported as Restricted cash in the Condensed Consolidated Statements of Financial Position. Restricted cash amounting to $9.7 million and $7.2 million as of September 30, 2024 and December 31, 2023, respectively, is comprised of interest-bearing bank deposits.
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
As of September 30, 2024 and December 31, 2023, the Company reported Carrier liabilities amounting to $13.3 million and $8.7 million, respectively. Carrier liabilities are recognized based on premiums written, while Restricted cash is recorded based on premiums collected. This basis difference, coupled with the timing of settling the commissions and fees on collected premiums, resulted in differences between the amount reported in Restricted cash and Carrier liabilities.
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
The allowance for credit losses is maintained on Commissions receivable and Receivables from agents, included in Other current assets, net, in the Condensed Consolidated Statements of Financial Position. The determination of the credit allowance is based on a quarterly evaluation of each of these receivables, including general economic conditions and estimated collectability. The Company evaluates the collectability of its receivables based on a combination of credit quality indicators, including, but not limited to, payment status, historical charge-offs, and financial strength of the insurance carriers for Commissions receivable, and production performance and age of balances for Receivables from agents. A receivable is considered to have deteriorated in credit quality when, based on current information and events, it is probable that the Company will be unable to collect all amounts due. As of September 30, 2024 and December 31, 2023, the total allowance for credit losses was $0.4 million and $0.3 million, respectively.
No allowance for credit losses was required related to Accounts receivable as of September 30, 2024 and December 31, 2023.
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
Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable. If indicators of impairment exist, the Company assesses the recoverability of its intangible assets by reviewing the estimated future undiscounted cash flows generated by the corresponding asset or asset group. If based on the assessment, the Company determines that the intangible assets are impaired, such assets are written down to their fair values with the related impairment losses recognized in the Condensed Consolidated Statements of Operations. There were no impairments recorded for the three and nine months ended September 30, 2024 and 2023.
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

Property and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable. If indicators of impairment exist, the Company assesses its recoverability by reviewing the estimated future undiscounted cash flows generated by the corresponding asset or asset group. If based on the assessment, the Company determines that the property and equipment are impaired, such assets are written down to their fair values with the related impairment losses recognized in the result of operations. There were no impairments recorded for the three and nine months ended September 30, 2024 and 2023.
Assets for disposal are reported at the lower of the carrying value or fair value, less costs to sell.
Deferred Offering Costs
Deferred offering costs, which consist of direct incremental legal, accounting, consulting, and other fees and expenses related to the IPO were capitalized in Deferred offering costs on the Condensed Consolidated Statements of Financial Position. The deferred offering costs were offset against IPO proceeds upon the consummation of the IPO. Upon closing of the IPO on July 19, 2024, total deferred offering costs of $7.8 million were reclassified to additional paid-in capital to offset the IPO proceeds. The Company had no deferred offering costs as of September 30, 2024.
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
The carrying amount of financial assets and liabilities reported in the Condensed Consolidated Statements of Financial Position for Cash and cash equivalents, Restricted cash, Commissions receivable, Accounts receivable, Other current assets, Commissions payable, Carrier liabilities, and Other current liabilities at September 30, 2024 and December 31, 2023, approximate fair value because of the short-term duration of these instruments. See Notes 6 and 8 for discussions of fair value measurements related to derivative instruments and debt.
Noncontrolling Interests
Pursuant to the Reorganization Transactions, as described in Note 1, the Company is organized in an “Up-C” structure with the Company owning only a portion of its consolidated subsidiaries. Noncontrolling interests represent the economic interests in TWFG Holding held by the Continuing Pre-IPO LLC Members. Income or loss is attributed to the noncontrolling interests based on the weighted average Pre-IPO Members’ LLC Unit interests outstanding during the period. The noncontrolling interests can be exchanged at the election of the Company, for shares of Class A Common Stock on a one-for-one basis or a cash payment equal to the volume weighted average market price of one share of Class A Common Stock for each LLC Unit exchanged. The noncontrolling interests' ownership percentage can fluctuate over time as the Continuing Pre-IPO LLC Members elect to exchange their LLC Units, together with their corresponding shares of Class B and Class C Common Stock, for Class A Common Stock. Because redemptions for cash is solely within the control of the Company, noncontrolling interests are presented in permanent equity.
Stock-Based Compensation
The Company has granted restricted stock units (“RSUs”) under its 2024 Omnibus Incentive Plan. The Company measures all RSUs granted to employees, directors and non-employees at fair value at each grant date based on the price of the Company’s common stock at the date of grant.
The Company has granted RSUs that are subject to service-based vesting conditions. There are no performance conditions attached to the RSUs granted by the Company. Compensation expense for grants to employees and directors with service-based vesting conditions is recognized using the straight-line method over the requisite service period, which is generally the vesting period of the respective award. Compensation expense for grants to non-employees with service-based vesting conditions is recognized in the same manner as if the Company had paid cash in exchange for the goods or services, which is generally over the vesting period of the award. The Company accounts for forfeitures as they occur.
All stock-based compensation expense is recorded in salaries and employee benefits in the Condensed Consolidated Statements of Operations.
Earnings Per Share
The Company’s basic earnings (loss) per share attributable to Class A common stockholders is calculated by dividing the net income (loss) attributable to the Company by the weighted-average number of shares of Class A Common Stock outstanding. The computation of net income (loss) attributable to the Company is computed by deducting net income or loss attributable to noncontrolling interests from the consolidated net income or loss. Shares of Class B Common Stock and Class C Common Stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B and Class C Common Stock under the two-class method has not been presented.
Diluted earnings (loss) per share is computed by adjusting the net income (loss) available to the Company and the weighted average shares outstanding to give effect to potentially dilutive securities.
Income Taxes
The Company is the managing member of TWFG Holding and, as a result, consolidates the financial results of TWFG Holding in the unaudited condensed consolidated financial statements. TWFG Holding is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following the Reorganization Transactions effected in connection with the IPO. As an entity classified as a partnership for tax purposes, TWFG Holding is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by TWFG Holding is passed through to and included in the taxable income or loss of its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from TWFG Holding, based on the Company’s ownership interest in TWFG Holding during each reporting period.
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.
Income tax expense was $0.4 million for the three and nine months ended September 30, 2024. The estimated effective tax rate was 5.96% and 2.09% for the three and nine months ended September 30, 2024, respectively, which is different from the 21% statutory rate primarily because prior to the completion of the Reorganization Transactions, the Company was taxed as a partnership and the taxable income was included in the taxable income of its members. Additionally, income tax expense is recognized only on the portion of earnings attributable to the Company in the periods following the consummation of the Reorganization Transactions.
The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. The Company has determined there are no material uncertain tax positions as of September 30, 2024.
Segment
The Company operates its business as a single operating and reportable segment, which is consistent with how its chief operating decision maker (“CODM”) reviews financial performance and allocates resources.
Recent Accounting Pronouncements Not Yet Adopted
Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that is intended to improve reportable segment disclosure requirements. The standard requires disclosures to include significant segment expenses that are regularly provided to the CODM, a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by the standard to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company intends to adopt the new standard in its annual consolidated financial statements as of and for the year ending December 31, 2024. The Company expects the adoption of the standard to have an impact on its disclosures; however, the standard will not have an impact on its Condensed Consolidated Statements of Financial Position, Operations or Cash Flows.
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

3.REVENUES
The following table presents the disaggregation of revenues by major source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Commission income	$48,240	$43,993	$139,447	$122,451
Contingent income	1,383	1,035	3,717	3,023
Fee income
Policy fees	1,064	580	2,510	1,656
Branch fees	1,172	824	3,523	2,134
License fees	495	555	1,454	2,090
TPA fees	159	148	324	463
Other income	2,127	575	3,244	1,125
Total revenues	$54,640	$47,710	$154,219	$132,942

The Company operates through two primary offerings, which are Insurance Services and TWFG MGA. The following table presents the disaggregation of revenues by offerings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Insurance Services
Agency-in-a-box	$34,000	$35,895	$100,418	$102,539
Corporate Branches	9,234	1,755	25,861	4,259
TWFG MGA	9,490	9,538	25,213	24,417
Other	1,916	522	2,727	1,727
Total revenues	$54,640	$47,710	$154,219	$132,942

As of September 30, 2024 and December 31, 2023, the Commissions receivable reported in the Condensed Consolidated Statements of Financial Position had a balance of $22.9 million and $19.1 million, respectively, and had an opening balance of $15.0 million as of January 1, 2023. As of September 30, 2024, the aging of Commissions receivable is 61.9% for current, 6.7% for 31-60 days and the remainder is over 61 days. As of December 31, 2023, the aging of commissions receivable is 73.2% for current, 8.8% for 31-60 days and the remainder is over 61 days. The Company has no contract liabilities as of September 30, 2024, December 31, 2023, and January 1, 2023.
Other than The Progressive Corporation, which accounted for 11% and 12% of total revenues for the three and nine months ended September 30, 2024, respectively, and 10% and 11% of total revenues for the three and nine months ended September 30, 2023, respectively, no other customers individually accounted for 10% or more of the Company’s total revenues for the three and nine months ended September 30, 2024 and 2023.
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
In addition to the acquisitions described above, the Company purchased customer lists intangible assets totaling $0.9 million for the nine months ended September 30, 2024 and $0.9 million for the year ended December 31, 2023, representing purchases of assets with annualized revenue of less than $0.5 million.
The following table presents information about the Company’s intangible assets (in thousands):

	September 30, 2024				December 31, 2023
	Customer Lists	Computer Software	Non-Compete Agreements	Total	Customer Lists	Computer Software	Non-Compete Agreements	Total
Cost
Balance, beginning of period	$48,997	$7,858	$275	$57,130	$29,177	$8,472	$275	$37,924
Additions(1)	46,822	537	—	47,359	20,678	1,129	—	21,807
Disposals(2)	—	—	—	—	(858)	(1,743)	—	(2,601)
Balance, end of period	95,819	8,395	275	104,489	48,997	7,858	275	57,130
Accumulated amortization	22,765	6,432	268	29,465	14,779	5,684	231	20,694
Net carrying amount, end of period	$73,054	$1,963	$7	$75,024	$34,218	$2,174	$44	$36,436

	2024				2023
	Customer Lists	Computer Software	Non-Compete Agreements	Total	Customer Lists	Computer Software	Non-Compete Agreements	Total
Three Months Ended September 30,
Amortization expense	$2,675	$240	$5	$2,920	$796	$253	$29	$1,078
Nine Months Ended September 30,
Amortization expense	$7,986	$747	$38	$8,771	$2,162	$894	$87	$3,143

(1)The acquired customer lists in 2024 and 2023 have a weighted average amortization period of 8 years.
(2)For the three and nine months ended September 30, 2024, the Company recognized $0.02 million and $0.08 million gain on sale of customer lists, respectively. For both the three and nine months ended September 30, 2023, $0.01 million loss on sale of customer lists was recognized by the Company.
The following table presents the future amortization for intangible assets as of September 30, 2024 (in thousands):

	Customer Lists	Computer Software	Non-Compete Agreements
Remainder of 2024	$2,670	$224	$4
2025	10,670	606	3
2026	10,613	497	—
2027	10,566	399	—
2028	10,530	212	—
Thereafter	28,005	25	—
Total	$73,054	$1,963	$7

5.OPERATING LEASES
The following table summarizes the Company’s lease costs and supplemental cash flow information related to its operating leases (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs reported in Other administrative expenses	$263	$185	$789	$515
Short-term operating lease costs reported in Other administrative expenses	23	3	96	13
Total lease costs	$286	$188	$885	$528

Weighted average remaining lease term (in years)			3.0 years	3.5 years
Weighted average discount rate			3.49%	2.69%

Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases reported in Change in operating lease liabilities	$284	$203	$833	$549
Operating lease non-cash items:
Non-cash right-of-use assets obtained in exchange for new operating lease liabilities, net of terminations	$116	$(89)	$924	$459

The estimated future minimum payments of operating leases as of September 30, 2024 (in thousands):

Remainder of 2024	$291
2025	1,134
2026	820
2027	374
2028	167
2029	4
Total undiscounted future lease payments	2,790
Less: imputed interest	(272)
Present value of lease liabilities	$2,518

6.DERIVATIVES
On July 30, 2019, and December 4, 2020, the Company entered into interest rate swap agreements to manage its exposure to interest rate fluctuations related to the Company’s term loans. At inception, the Company designated the interest rate swap agreements as cash flow hedges. The interest rate swap agreement entered on July 30, 2019 with the original notional amount of $4.0 million matured on July 30, 2024. As of September 30, 2024 and December 31, 2023, the interest rate swaps continue to be effective hedges. The original notional amount of the interest rate swaps as of September 30, 2024 and December 31, 2023 was $13.0 million and $17.0 million, respectively. The current notional amount of the interest rate swaps as of September 30, 2024 and December 31, 2023 was $6.4 million and $8.4 million, respectively.
The fair value of the interest rate swaps as of September 30, 2024 and December 31, 2023 was $0.3 million and $0.5 million, respectively, which was included in Other non-current assets, except for the portion that relates to maturities within the next twelve months. The derivative assets fair value as of September 30, 2024 and December 31, 2023 was determined using the Level II inputs described in Note 2.

The maturity date for the current interest rate swap is December 6, 2027, which correspond with the debt maturity date. As of September 30, 2024, the Company expects $0.2 million of unrealized gains from the interest rate swap to be reclassified into earnings over the next twelve months.
7.OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following as of the dates indicated (in thousands):

	September 30, 2024	December 31, 2023
Accrued salaries and bonus expenses	$2,264	$522
Accrued professional fees	914	605
Accounts payable	768	1,566
Income tax payable	437	—
Other current liabilities	2,525	2,313
	$6,908	$5,006

8.DEBT
The following is a summary of the Company’s outstanding debt (in thousands):

	September 30, 2024	December 31, 2023
Term Loans
5-year term loan, periodic interest and monthly principal payments, Daily Simple SOFR + 0.11448% SOFR adjustment, matures July 30, 2024	$—	$584
7-year term loan, periodic interest and monthly principal payments, Daily Simple SOFR + 0.11448% SOFR adjustment, matures December 6, 2027	6,387	7,772
Total term loans	6,387	8,356
Revolving Facility
5-year revolving credit facility, periodic interest payments, Term SOFR + 0.10% SOFR adjustment + 2% up to 2.75% applicable margin based on the consolidated leverage ratio, plus commitment fees of 0.20% up to 0.35% based on the consolidated leverage ratio, matures May 23, 2028	—	41,000
Deferred acquisition payable	1,430	1,381
Total debt	7,817	50,737
Current maturities	(2,403)	(2,781)
Long-term debt	$5,414	$47,956

Future maturities of the Company’s outstanding debt as of September 30, 2024, were as follows (in thousands):

Remainder of 2024	$596
2025	2,417
2026	2,474
2027	2,207
2028	63
Thereafter	60
Total	$7,817

For the three and nine months ended September 30, 2024, the Company incurred interest expense of $0.4 million and $2.1 million, respectively. For the three and nine months ended September 30, 2023, the Company incurred interest expense of $0.3 million and $0.6 million, respectively.

Term Loans
The 5-year term loan was entered into on July 30, 2019, with the original principal of $4.0 million, which was fully repaid by its maturity on July 30, 2024, while the 7-year term loan was entered into on December 4, 2020, with the original principal of $13.0 million. The Company entered into interest rate swap agreements to manage its exposure to interest rate fluctuations related to its term loans. See Note 6 for more information relating to the interest rate swaps associated with these loans.
Revolving Credit Agreement
On May 23, 2023, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank National Association (“Lender”) which provides a revolving credit facility to the Company, with commitments in an aggregate principal amount not to exceed $50.0 million (as amended on June 20, 2024, the “Revolving Facility”). The borrowings under the Revolving Facility will be used by the Company for permitted acquisitions, working capital and general corporate purposes.
The Company pays a commitment fee on undrawn amounts under the Revolving Facility of 0.20% to up to 0.35% based on the consolidated leverage ratio. On August 5, 2024, the Company repaid the outstanding balance of its Revolving Facility amounting to $41.0 million using a portion of the net proceeds from the IPO (see Note 1). As of September 30, 2024 and December 31, 2023, the unused capacity under the Revolving Facility was $50.0 million and $9.0 million, respectively.
Borrowings under the term loans and the Revolving Facility are secured by substantially all assets constituting personal property of TWFG, Inc. and its subsidiaries, including receivables, inventory, equipment, and intellectual property, subject to certain exceptions. In addition, the term loan agreement contains covenants that restrict the Company’s ability to make certain distributions or dividend payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change the Company’s business or make investments. In addition, the term loan agreement requires the Company to maintain certain financial ratios. As of September 30, 2024 and December 31, 2023, the Company was in compliance with these covenants. Because the Company’s term loans and borrowings under the Revolving Facility have variable interest rates, the outstanding debt as of September 30, 2024 and December 31, 2023 approximates fair value.
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
The portion of the Company’s acquisition-related notes due within 12 months or less from the financial statement date is reported in the Condensed Consolidated Statements of Financial Position as Deferred acquisition payable, current, while the amount due after 12 months from the financial statement date is included in Deferred acquisition payable, non-current. See Notes 4 and 12 for more information regarding the purchase of the customer list intangible assets.
9.STOCKHOLDERS’ EQUITY
The Company’s board of directors (the “Board”) approved an amended and restated certificate of incorporation (the “Restated Certificate of Incorporation”), which became effective on July 17, 2024 in connection with the IPO. The Restated Certificate of Incorporation authorizes the issuance of three classes of common stock: Class A Common Stock, non-economic Class B Common Stock and non-economic Class C Common Stock, and preferred stock.
As described in Note 1, in connection with the IPO on July 19, 2024, the Company issued 11,000,000 shares of Class A Common Stock, at a price of $17.00 per share. On July 23, 2024, the underwriters purchased an additional 1,650,000 shares of Class A Common Stock in connection with the underwriters’ full exercise of their option to purchase additional shares, at a price of $17.00 per share. The Company received approximately $192.9 million of net proceeds, including from the full exercise of the underwriters’ option, after deducting underwriting discounts and commissions of approximately $14.4 million and related offering expenses of approximately $7.8 million. In connection with the Reorganization Transactions, the Company issued (i) 2,161,874 shares of Class A Common Stock in exchange for 342,362 LLC Units held by Bunch Holdings and 1,819,512 LLC Units held by the New Members, (ii) 7,277,651 shares of Class B Common Stock to RenRe and GHC for consideration of $0.00001 per share and (iii) 33,893,810 shares of Class C Common Stock to Bunch Holdings for consideration of $0.00001 per share. Immediately after the IPO and the Reorganization Transactions, 14,811,874 shares of Class A Common Stock were outstanding, including 12,650,000 shares issued in the IPO plus 342,362 shares issued to Bunch Holdings and 1,819,512 shares issued to New Members, and 7,277,651 shares of Class B Common Stock and 33,893,810 shares of Class C Common Stock were outstanding.
The following table summarizes the capitalization and voting rights of the Company’s classes of stock after the completion of the IPO and the Reorganization Transactions and as of September 30, 2024:

	Authorized	Par Value	Issued & Outstanding	Votes per share	Economic Rights
Preferred Stock	50,000,000	$0.01	None

Common stock:
Class A(1)	300,000,000	$0.01	14,811,874	1	Yes
Class B(1)	100,000,000	$0.00001	7,277,651	1	No
Class C(2)	100,000,000	$0.00001	33,893,810	10	No
(1)     Each share of Class A Common Stock and non-economic Class B Common Stock entitles its holder to one vote per share on all matters submitted to a vote of the stockholders.
(2)     Each share of non-economic Class C Common Stock entitles its holders to ten votes per share on all matters presented to the stockholders and on which the holders of the Class C Common Stock are entitled to vote; provided, that each share of Class C Common Stock will be entitled to one vote per share automatically (i) 12 months following the death or disability of Richard F. (“Gordy”) Bunch III or (ii) upon the first trading day on or after such date that the outstanding shares of non-economic Class C Common Stock represent less than 10% of the then-outstanding Class A Common Stock, non-economic Class B Common Stock and non-economic Class C Common Stock, which, in either instance, may be extended to 18 months upon affirmative approval of a majority of the independent directors.
The Board is authorized to direct the Company to issue shares of preferred stock in one or more series and has the discretion to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through September 30, 2024, no shares of preferred stock have been issued.
Holders of Class A Common Stock are entitled to receive dividends when and if declared by the Board out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock. Upon liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of Class A Common Stock will be entitled to receive pro rata our remaining assets available for distribution.
Holders of the Company’s non-economic Class B and non-economic Class C Common Stock do not have any right to receive dividends or to receive a distribution upon a liquidation or winding up of the Company.

Noncontrolling interests
Noncontrolling interests represent the economic interests of TWFG Holding held by the Continuing Pre-IPO LLC Members.
The following table summarizes the ownership of TWFG Holding as of September 30, 2024:

Owner	Units Owned	Ownership percentage
TWFG, Inc.	14,811,874	26.5%
Noncontrolling interests	41,171,461	73.5%
Total	55,983,335	100.0%

Cash Distributions to Members Related to Their Income Tax Liabilities
As a limited liability company treated as a partnership for income tax purposes, TWFG Holding does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. Under the TWFG LLC Agreement, TWFG Holding is required to distribute cash, to the extent that TWFG Holding has cash available, on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of TWFG Holding’s taxable earnings. TWFG Holding makes such tax distributions to its members quarterly, based on an estimated tax rate and projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. Prior to the IPO, TWFG Holding made tax distributions to its members totaling approximately zero and $6.1 million for the three and nine months ended September 30, 2024, respectively.
10.STOCK-BASED COMPENSATION
2024 Omnibus Incentive Plan
On July 17, 2024, the Company adopted the 2024 Omnibus Incentive Plan (the “2024 Incentive Plan”) for its directors, officers, employees, consultants and advisors. The 2024 Incentive Plan authorizes the granting of stock options, restricted stock, RSUs, stock appreciation rights, and other stock-based awards. The Company has reserved 4,346,667 shares of Class A Common Stock for issuance under the 2024 Incentive Plan, subject to annual increases pursuant to the terms of the 2024 Incentive Plan. During the nine months ended September 30, 2024, the Company granted 429,190 RSUs under the 2024 Incentive Plan, and 3,917,477 shares of Class A Common Stock remain available for future grant. No other award types have been issued under the 2024 Incentive Plan to date.
Stock-Based Compensation Expense
Stock-based compensation expense recorded in salaries and employee benefits for the three and nine months ended September 30, 2024 was $1.0 million. There was no equity or equity-based compensation plan maintained by the Company prior to its IPO on July 19, 2024. See Note 1 for more information about the IPO.
Stock-Based Awards
Stock-based awards granted in the period include RSUs with service-based vesting conditions. Outstanding RSUs and related activity for the nine months ended September 30, 2024 were as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2023	—	$—
Granted	429,190	17.00
Converted to shares of Class A Common Stock upon vesting	—	—
Forfeited	(1,938)	17.00
Unvested balance - September 30, 2024	427,252	$17.00

As of September 30, 2024, the Company had $6.2 million of unrecognized stock-based compensation costs related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.8 years.

11.DEFINED CONTRIBUTION PLAN
TWFG Holding sponsors a Safe Harbor defined contribution plan (“the Plan”). The sponsor is part of a controlled group that includes both TWFG-IS and TWFG-GA. The Plan allows employees who are age 21 or older and have completed 3 months of service to participate.
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
For the three and nine months ended September 30, 2024, the Company recognized expenses related to the Plan of $0.2 million and $0.4 million, respectively. For the three and nine months ended September 30, 2023, the Company recognized expenses related to the Plan of $0.1 million and $0.2 million, respectively. The Company at its election may make discretionary profit share contributions. Contributions are subject to certain limitations. For the three and nine months ended September 30, 2024 and 2023, the Company elected not to make any additional discretionary contributions.
12.RELATED PARTY TRANSACTIONS
The Company provides administration services to and pays expenses on behalf of its subsidiaries as part of its management agreement with its subsidiaries. These expenses are allocated to the subsidiaries based on the time expended by employees in each subsidiary. For the three and nine months ended September 30, 2024, the Company allocated general and administrative expenses related to the continuing operations totaling $1.7 million and $3.9 million, respectively. For the three and nine months ended September 30, 2023, the Company allocated general and administrative expenses related to the continuing operations totaling $0.9 million and $2.9 million, respectively. These amounts are eliminated in the Condensed Consolidated Statements of Operations.
TWICO pays TWFG-GA commissions and fee income, i.e., policy fees and TPA fees, for business written through TWFG-GA. On September 1, 2024, TWICO and TWFG-GA amended their managing general agency and claims administration agreement, which reflects an increase in the percentage of commissions paid to TWFG-GA from 18% to 20% and requires TWICO to reimburse TWFG-GA for actual expenses incurred or allocated by TWFG-GA for licensing, statistical accounting and management services performed by TWFG-GA. The transaction was approved by the Board pursuant to the Company’s Related Party Transaction Approval Policy and approved by Texas Department of Insurance.
For the three and nine months ended September 30, 2024, TWFG-GA earned $3.0 million and $6.0 million in commissions, respectively, and $0.9 million and $1.8 million in fee income, respectively, from TWICO. For the three and nine months ended September 30, 2023, TWFG-GA earned $1.2 million and $3.1 million in commissions, respectively, and $0.4 million and $1.3 million in fee income, respectively, from TWICO. These amounts are not eliminated and are included in commission income and fee income in the Condensed Consolidated Statements of Operations. In addition, TWFG Holding provides administration services to and pays expenses on behalf of TWICO as part of its management agreement with TWICO. For the three and nine months ended September 30, 2024 and 2023, the Company allocated general and administrative expenses related to TWICO, which were immaterial. The offsetting expenses recognized by TWICO for one month in 2023 related to these commissions, policy, TPA fees and allocated general and administrative expenses are included in the net income from discontinued operation in the Condensed Consolidated Statements of Operations.
As described in Note 1, in May 2023, the Company distributed its equity interest in EVO to the owners of the Company. As a result, the Company deconsolidated EVO effective on the distribution date. TWFG-IS and TWFG-GA have software licensing agreements with EVO, which allow TWFG-IS and TWFG-GA to use EVO’s proprietary agency management system in exchange for a fixed annual fee. In addition, TWFG Holding provides administration services to and pays expenses on behalf of EVO as part of its management agreement with EVO. Prior to the deconsolidation of EVO, charges between the Company and EVO were eliminated upon consolidation. For the three and nine months ended September 30, 2024, the Company incurred $0.5 million and $1.4 million in license fees, respectively, and allocated general and administrative expenses related to EVO, totaling $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2023, the Company incurred $0.3 million and $0.5 million, respectively, in license fees, and allocated general and administrative expenses related to EVO, totaling $0.09 million and $0.2 million, respectively. These amounts are not eliminated and are included in Other administrative expenses in the Condensed Consolidated Statements of Operations.
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
13.EARNINGS PER SHARE
For the three and nine months ended September 30, 2024, basic earnings per share has been calculated by dividing net earnings attributable to Class A common stockholders for the period subsequent to the Reorganization Transactions as described in Note 1, by the weighted average number of shares of Class A Common Stock outstanding for the same period. All earnings prior to July 19, 2024, the date of the Reorganization Transactions, were entirely allocable to the noncontrolling interests and, as a result, earnings per share information is not applicable for reporting periods prior to this date. Shares of Class A Common Stock are weighted for the portion of the period in which the shares were outstanding. Diluted earnings per share has been calculated in a manner consistent with that of basic earnings per share while considering all potentially dilutive shares of Class A Common Stock outstanding during the periods.

The following tables set forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 (in thousands, except share and per share amounts):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Numerator:
Net income attributable to TWFG, Inc. (basic and diluted)	$1,154	$1,154

Denominator:
Weighted average common stock outstanding (basic)	14,722,685	14,722,685
Effect of potentially dilutive securities:
RSUs	167,697	167,697
Weighted average common stock outstanding (diluted)	14,890,382	14,890,382

Earnings per share
Basic	$0.08	$0.08
Diluted	$0.08	$0.08

Diluted earnings per share attributable to common stockholders adjusts the basic earnings per share attributable to common stockholders and the weighted average number of shares of common stock outstanding for the potential dilutive impact of potential common stock. Pursuant to the Reorganization Transactions, Class B Voting Stock and Class C Voting Stock are considered in the calculation of dilutive earnings per share on an if-converted basis as these classes of stock, together with the related LLC Units, have exchange rights into Class A Common Stock that could result in additional Class A Common Stock being issued. Net income attributable to the noncontrolling interests would be added back to net income in the fully dilutive computation and adjusted for income taxes which would have been expensed had the income been recognized by the Company, a taxable entity. All other potentially dilutive securities (such as unvested RSUs) are determined based on the treasury stock method.
The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted weighted average shares outstanding for the periods indicated because including them would have had an antidilutive effect:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Class B Voting Stock	7,277,651	7,277,651
Class C Voting Stock	33,893,810	33,893,810
	41,171,461	41,171,461

14.DISCONTINUED OPERATION
Prior to February 2023, TWICO was a wholly owned subsidiary of the Company. In July 2022, the Company entered into a Master Transaction Agreement in which the Company’s equity interests in TWICO were distributed to the owners of the Company (“TWICO Distribution”). The TWICO Distribution was effective in February 2023 after approval from the Texas Department of Insurance. The TWICO Distribution is a common control transaction and recorded at book value as a capital transaction with no gain or loss recorded. TWICO, as a subsidiary of the Company, was determined to be a component of the Company and disposed of by other-than-sale. The TWICO Distribution represents a significant strategic shift in the operations of the Company and has met all criteria for discontinued operations reporting on the distribution date, i.e., February 2023. After the TWICO Distribution, the Company retains significant continuing involvement in the operation of TWICO through TWICO’s existing agency agreement with TWFG-GA and the management agreement with the Company. See Note 12 for more information about the transactions between the Company, TWFG-GA and TWICO.

The following is a reconciliation of the amounts of major classes of income from operations classified as discontinued operation in the Consolidated Statement of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$—	$—	$—	$1,240
Less: Operating expenses	—	—	—	450
Operating income	—	—	—	790
Less: Income tax benefit	—	—	—	(44)
Net income from discontinued operation, net of tax	$—	$—	$—	$834

15.LITIGATION AND CONTINGENCIES
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
16.SUBSEQUENT EVENTS
We have evaluated subsequent events through November 13, 2024, the issuance date and determined that no events have occurred that require disclosure other than the events listed below.
On November 12, 2024, the Company entered into a lease agreement with Parkwood 2, LLC (the “Lease”), a related party, for additional office space located in The Woodlands, Texas. Parkwood 2, LLC is owned by the Continuing Pre-IPO LLC Members. The Lease is anticipated to commence on December 1, 2024 with an initial term of 120 months with an option to renew. The Company has the right to extend the term of the Lease for an additional 120 months at the then-prevailing market rate. The total future minimum lease payments related to the Lease are approximately $2.6 million. In addition, the Lease provides for additional rent for operating expenses under the terms of the Lease.

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
The following discussion contains commentary on the financial results derived from the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 of TWFG, Inc.
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
In 2023, we completed five asset acquisitions with annual revenue in excess of $0.5 million for a total purchase price of $19.4 million and acquisition-related expenses of $0.2 million.
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
Cost of being a public company. To operate as a public company, we are required to continue to implement changes in certain aspects of our business and develop, manage, and train management level and other employees to comply with ongoing public company requirements. We will also incur new expenses as a public company, including public reporting obligations, proxy statements, stockholder meetings, stock exchange fees, transfer agent fees, SEC and FINRA filing fees, and offering expenses.
Our corporate structure
TWFG, Inc. was incorporated on January 8, 2024 for the purpose of completing the IPO and other related reorganization transactions (the “Reorganization Transactions”) that were completed on July 19, 2024. Following a reorganization into a holding company structure as part of the Reorganization Transactions, TWFG, Inc. is a holding company and its sole material asset is a controlling ownership interest in TWFG Holding Company, LLC. All of our business is conducted through TWFG Holding Company, LLC and its consolidated subsidiaries, and the financial results of TWFG Holding Company, LLC and its consolidated subsidiaries are included in the unaudited condensed consolidated financial statements of TWFG, Inc.
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
In addition to tax expenses, we also incur expenses related to our operations and we are required to make payments under the Tax Receivable Agreement entered into in connection with the IPO (the “TRA”). We intend to cause TWFG Holding Company, LLC to make distributions in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any ordinary course payments due under the TRA. See “—Tax Receivable Agreement” for additional information regarding this arrangement.
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
Other income. Other income is comprised primarily of interest income, income earned for facilitating premium financing arrangements, fees assessed for agent conventions and other miscellaneous income.
The following table sets forth our revenues by amount and as a percentage of our revenues for the periods indicated (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commission income	$48,240	88%	$43,993	92%	$139,447	91%	$122,451	92%
Contingent income	1,383	3	1,035	2	3,717	2	3,023	2
Fee income	2,890	5	2,107	5	7,811	5	6,343	5
Other income	2,127	4	575	1	3,244	2	1,125	1
Total revenues	$54,640	100%	$47,710	100%	$154,219	100%	$132,942	100%

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
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Revenues:
Commission income	$48,240	88%	$43,993	92%	$139,447	91%	$122,451	92%
Contingent income	1,383	3	1,035	2	3,717	2	3,023	2
Fee income	2,890	5	2,107	5	7,811	5	6,343	5
Other income	2,127	4	575	1	3,244	2	1,125	1
Total revenues	54,640	100%	47,710	100%	154,219	100%	132,942	100%
Operating expenses:
Commission expense	30,766	66%	32,461	82%	89,171	68%	90,853	81%
Salaries and employee benefits	8,331	18	3,390	8	21,401	16	10,096	9
Other administrative expenses	4,813	10	2,812	7	11,687	9	8,043	7
Depreciation and amortization	2,985	6	1,145	3	8,966	7	3,340	3
Total operating expenses	46,895	100%	39,808	100%	131,225	100%	112,332	100%
Operating income	7,745		7,902		22,994		20,610
Other non-operating income (expense)
Interest expense	(411)		(295)		(2,125)		(553)
Other non-operating income (expense), net	(4)		1		8		(10)
Income before tax	7,330		7,608		20,877		20,047
Income tax expense	437		—		437		—
Net income from continuing operations	6,893		7,608		20,440		20,047
Net income from discontinued operation, net of tax	—		—		—		834
Net income	$6,893		$7,608		$20,440		$20,881

Comparison of the Three Months Ended September 30, 2024 and 2023
Total revenues
The following table presents the disaggregation of our revenues by offerings (in thousands):

	Three Months Ended September 30,
	2024		2023
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$34,000	63%	$35,895	75%
Corporate Branches	9,234	17	1,755	4
Total Insurance Services	43,234	80	37,650	79
TWFG MGA	9,490	17	9,538	20
Other	1,916	3	522	1
Total revenues	$54,640	100%	$47,710	100%

Total revenues for the three months ended September 30, 2024 increased by $6.9 million, or 14.5%, compared to the same period in the prior year. The increase was primarily due to a $4.2 million, or 9.7%, increase in commission income driven primarily by higher premium rates, new business growth and continued rollout of commission income from our Book of Business acquisitions completed in 2023 into the current period. Also contributing to the increase in total revenues were the $0.8 million, or 37.2%, increase in fee income, $0.3 million, or 33.6%, increase in contingent income, and $1.6 million, or 269.9%, increase in other income. See discussions below for additional information about the changes in our revenues.
Commission income
The following table presents the disaggregation of our commission income by offerings (in thousands):

	Three Months Ended September 30,
	2024		2023
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$31,543	65%	$34,255	78%
Corporate Branches	9,300	19	1,770	4
Total Insurance Services	40,843	84	36,025	82
TWFG MGA	7,397	16	7,968	18
Total commission income	$48,240	100%	$43,993	100%

Commission income for the three months ended September 30, 2024 increased by $4.2 million, or 9.7%, compared to the same period in the prior year. Higher premium rates, new business growth, and continued rollout of commission income from our Book of Business acquisitions in 2023 into the current period were the primary drivers of the increase in our commission income.
Commission income for Insurance Services grew by $4.8 million, or 13.4%, for the three months ended September 30, 2024 compared to the same period in the prior year. However, during the current period the components shifted between Agency-in-a-Box and Corporate Branches. Agency-in-a-Box commission income for the three months ended September 30, 2024 decreased by $2.7 million, or 7.9%, compared to the same period in the prior year. The decrease was mainly attributable to our acquisition of nine of our independent branches (which were previously operated as Agencies-in-a-Box) and their subsequent conversion to Corporate Branches in January 2024. The branch conversions resulted in a $5.9 million decrease in the Agency-in-a-Box commission income during the third quarter of 2024.
Insurance Services Corporate Branches commission income for the three months ended September 30, 2024 increased by $7.5 million, or 425.4%, compared to the same period in the prior year. The increase was primarily driven by the aforementioned branch conversions. In addition, Corporate Branches commission income for the three months ended September 30, 2024 included increases from our Book of Business acquisitions in 2023, while the same period in the prior year did not reflect the impact of the acquisitions completed in the fourth quarter of 2023.
TWFG MGA commission income for the three months ended September 30, 2024 decreased by $0.6 million, or 7.2%, compared to the same period in the prior year. A decrease of $1.0 million, or 65.6%, was due to the amendment to the MGA agreement with one of our insurance carriers. Effective January 1, 2024, the MGA agreement with one of our insurance carriers was renegotiated and amended, which shifted our volume-based commission to a flat monthly fee. The switch capped the income we earned at a maximum monthly amount. The decrease was partially offset by an increase in commission income of $0.4 million, or 5.9%, driven by higher new business written premiums in our TWFG MGA offering driven by market activities, which created opportunities for us to gain new business. See “—Key Performance Indicators” below for additional information related to our written premiums.
Contingent income
Contingent income for the three months ended September 30, 2024 was $1.4 million, reflecting a $0.3 million, or 33.6%, increase compared to the same period in the prior year. The increase in contingent income was primarily due to underlying carrier profitability and growth in our business. Contingent income is unpredictable and dependent upon the target financial and performance metrics established by the insurance carriers.

Fee income
The following table presents the disaggregation of our fee income by major sources (in thousands):

	Three Months Ended September 30,
	2024		2023
	Amount	% of Total	Amount	% of Total
Policy fees	$1,064	37%	$580	28%
Branch fees	1,172	40	824	39
License fees	495	17	555	26
TPA fees	159	6	148	7
Total fee income	$2,890	100%	$2,107	100%

Fee income for the three months ended September 30, 2024 increased by $0.8 million, or 37.2%, compared to the same period in the prior year. Changes to individual components of fee income are discussed in detail below:
•Policy fees for the three months ended September 30, 2024 increased by $0.5 million, or 83.4%, compared to the same period in the prior year. The increase in policy fees was primarily due to higher policy count in our TWFG MGA offering. The increase in policy count was driven primarily by new business growth.
•Branch fees for the three months ended September 30, 2024 increased by $0.3 million, or 42.2%, compared to the same period in the prior year. The increase in branch fees was primarily due to increased branch fee rates to cover technology-based user fees.
•License fees for the three months ended September 30, 2024 decreased by $0.1 million, or 10.8%, compared to the same period in the prior year. The decrease in license fees was primarily due to the amendment to the licensing agreement with one of our customers effective January 1, 2024 to switch from usage-based fees to fixed monthly fees. The switch capped the fees we earned at a maximum monthly amount.
•TPA fees for the three months ended September 30, 2024 was comparable to the same period in the prior year.
Other income
Other income for the three months ended September 30, 2024 was $2.1 million compared to $0.6 million in the same period in the prior year, reflecting an increase of $1.6 million, or 269.9%. The increase in other income was primarily due to an increase in interest income on bank deposits, including the $192.9 million of net proceeds received from the IPO.
Expenses
Commission expense
The following table presents the disaggregation of our commission expense by offerings (in thousands):

	Three Months Ended September 30,
	2024		2023
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$25,092	82%	$27,297	84%
Corporate Branches	1,304	4	209	1
Total Insurance Services	26,396	86	27,506	85
TWFG MGA	4,346	14	4,937	15
Other	24	—	18	—
Total commission expense	$30,766	100%	$32,461	100%

Commission expense for the three months ended September 30, 2024 decreased by $1.7 million, or 5.2%, compared to the same period in the prior year. The decrease was primarily due to the lower commission expenses in Insurance Services of $1.1 million, or 3.4%, of the total decrease, driven by the previously discussed branch conversions and a decrease in our TWFG MGA offering of $0.6 million, or 1.8%, of the total decrease in commission expense. See commission income discussion above for additional information regarding the driver of changes.

Insurance Services Agency-in-a-Box commission expense for the three months ended September 30, 2024 decreased by $2.2 million, or 8.1%, compared to the same period in the prior year. The decrease was primarily due to the branch conversions resulting in a decrease of $4.8 million offset by an increase in commission expense related to the growth of the business of $2.6 million. The expenses of our Branches are primarily commission expense, which is determined as a percentage of commission income. The profitability of our Branches, as determined by the difference between commission income and commission expense, is consistent.
Insurance Services Corporate Branches commission expense for the three months ended September 30, 2024 increased by $1.1 million, or 523.9%, compared to the same period in the prior year. The increase was primarily due to the branch conversions, as previously discussed, and the Book of Business acquisitions in 2023. The expenses of our Corporate Branches are mainly salaries and benefits, and are primarily fixed expenses, which are not directly related to commission income. The profitability of our Corporate Branches varies mainly based on changes in commission income. In addition, since the commission expense of our Corporate Branches represents a smaller percentage of their operating expenses, we expect revenue growth, both organic and through future acquisitions, to positively impact our operating income in the future.
TWFG MGA commission expense for the three months ended September 30, 2024 decreased by $0.6 million, or 12.0%, compared to the same period in the prior year. The higher percentage decrease in TWFG MGA commission expense compared to the percentage decrease in the related commission income was primarily driven by the shift in the business mix. As discussed above, TWFG MGA commission income was impacted by the renegotiation of the MGA agreement with one of our insurance carriers. Such renegotiation reduced commission income in the current period but did not result in a corresponding reduction in commission expense.
Salaries and employee benefits
Salaries and employee benefits for the three months ended September 30, 2024 was $8.3 million compared to $3.4 million in the same period in the prior year, reflecting an increase of $4.9 million, or 145.8%. The increase was primarily due to the branch conversions contributing an increase of approximately $2.4 million, and a $1.0 million increase from the asset acquisitions in 2023, a $1.0 million increase in stock-based compensation from the issuance of restricted stock units in July 2024, and a $0.5 million increase due to our continued growth and new roles created in connection with our IPO.
Other administrative expenses
Other administrative expenses for the three months ended September 30, 2024 was $4.8 million compared to $2.8 million in the same period in the prior year, reflecting an increase of $2.0 million, or 71.2%. The increase was primarily due to a $0.7 million increase in consultant and professional fees, a $0.3 million increase in IT costs, a $0.4 million increase in underwriting expenses, and a $0.6 million increase in other expenses. The increase in consultant and professional fees was primarily attributable to the increased ongoing costs of becoming a public company. The increase in our IT costs was primarily due to additional cloud computing costs. The increase in our underwriting expenses was driven primarily by higher policy count in our TWFG MGA offering. The increase in other expenses was due primarily to higher rent and office expenses driven by our Book of Business acquisitions in 2023 and branch conversions in 2024.
Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 2024 was $3.0 million compared to $1.1 million in the same period in the prior year, reflecting an increase of $1.9 million, or 160.7%. The increase was primarily due to the amortization of intangible assets from our recent asset acquisitions and branch conversions.
Other non-operating income (expense)
Other non-operating expense for the three months ended September 30, 2024 was $0.4 million compared to $0.3 million for the same period in the prior year, reflecting an increase of $0.1 million, or 41.2%.

Income tax expense
Income tax expense for the three months ended September 30, 2024 was $0.4 million compared to zero for the same period in the prior year as after consummation of the Reorganization Transactions and IPO, the Company became subject to U.S. federal, state, and local income taxes with respect to its allocable share of taxable income of TWFG Holding Company, LLC assessed at the prevailing corporate tax rates.
Comparison of the Nine Months Ended September 30, 2024 and 2023
Total revenues
The following table presents the disaggregation of our revenues by offerings (in thousands):

	Nine Months Ended September 30,
	2024		2023
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$100,418	65%	$102,539	77%
Corporate Branches	25,861	17	4,259	3
Total Insurance Services	126,279	82	106,798	80
TWFG MGA	25,213	16	24,417	19
Other	2,727	2	1,727	1
Total revenues	$154,219	100%	$132,942	100%

Total revenues for the nine months ended September 30, 2024 increased by $21.3 million, or 16.0%, compared to the same period in the prior year. The increase was primarily due to a $17.0 million, or 13.9%, increase in commission income driven primarily by higher premium rates, new business growth and continued rollout of commission income from our Book of Business acquisitions completed in 2023 into the current period. Also contributing to the increase in total revenues were the $1.5 million, or 23.1%, increase in fee income, $0.7 million, or 23.0%, increase in contingent income, and $2.1 million, or 188.4%, increase in other income. See discussions below for additional information about the changes in our revenues.
Commission income
The following table presents the disaggregation of our commission income by offerings (in thousands):

	Nine Months Ended September 30,
	2024		2023
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$93,702	67%	$98,245	80%
Corporate Branches	25,962	19	4,255	4
Total Insurance Services	119,664	86	102,500	84
TWFG MGA	19,783	14	19,951	16
Total commission income	$139,447	100%	$122,451	100%

Commission income for the nine months ended September 30, 2024 increased by $17.0 million, or 13.9%, compared to the same period in the prior year. The increase was primarily due to higher premium rates, new business growth and continued rollout of commission income from our Book of Business acquisitions completed in 2023 into the current period. See “—Key Performance Indicators—Total Written Premium” for additional information related to our written premiums.
Commission income for Insurance Services grew by $17.2 million, or 16.7%, for the nine months ended September 30, 2024 compared to the same period in the prior year. However, during the current period the components shifted between Agency-in-a-Box and Corporate Branches. Agency-in-a-Box commission income for the nine months ended September 30, 2024 decreased by $4.5 million, or 4.6%, compared to the same period in the prior year. The decrease was mainly attributable to the acquisition of the assets of nine of our independent branches

(which were previously operated as Agencies-in-a-Box) and their conversion to Corporate Branches in January 2024. The branch conversions resulted in a $16.3 million decrease in the Agency-in-a-Box commission income for the nine months ended September 30, 2024.
Insurance Services Corporate Branches commission income for the nine months ended September 30, 2024 increased by $21.7 million, or 510.2%, compared to the same period in the prior year. The increase was primarily driven by the branch conversions as previously described. In addition, Corporate Branches commission income for the nine months ended September 30, 2024 included the full period increases from the Book of Business acquisitions in 2023, while the same period in the prior year reflected partial period increases.
TWFG MGA commission income for the nine months ended September 30, 2024 decreased by $0.2 million, or 0.8%, compared to the same period in the prior year. A decrease of $2.2 million, or 59.2%, was due to the amendment to the MGA agreement with one of our insurance carriers, as previously discussed, offset by an increase in commission income of $2.0 million or 12.4% by higher new business written premiums in our TWFG MGA offering.
Contingent income
Contingent income increased by $0.7 million, or 23.0%, to $3.7 million for the nine months ended September 30, 2024 from $3.0 million in the same period in the prior year. The increase in contingent income was driven by underlying carrier profitability and growth in our business. Changes in contingent income are unpredictable and dependent upon the target financial and performance metrics established by the insurance carriers.
Fee income
The following table presents the disaggregation of our fee income by major sources (in thousands):

	Nine Months Ended September 30,
	2024		2023
	Amount	% of Total	Amount	% of Total
Policy fees	$2,510	32%	$1,656	26%
Branch fees	3,523	45	2,134	34
License fees	1,454	19	2,090	33
TPA fees	324	4	463	7
Total fee income	$7,811	100%	$6,343	100%

Fee income for the nine months ended September 30, 2024 increased $1.5 million, or 23.1% compared to the same period in the prior year. Changes to individual components of fee income are discussed in detail below:
•Policy fees for the nine months ended September 30, 2024 increased by $0.9 million, or 51.6%, compared to the same period in the prior year. The increase in policy fees was primarily due to higher policy count in our TWFG MGA offering. The increase in policy count was driven primarily by market activities, which created opportunities for us to gain new business.
•Branch fees for the nine months ended September 30, 2024 increased by $1.4 million, or 65.1%, compared to the same period in the prior year. The increase in branch fees was primarily due to increased branch fee rates and the impact of the distribution of our equity interest in Evolution Agency Management LLC (“EVO”) in May 2023 to our owners. Branch fees earned for the nine months ended September 30, 2023 included the elimination of fees paid to EVO for the first four months of 2023, while the current period did not.
•License fees for the nine months ended September 30, 2024 decreased by $0.6 million, or 30.4%, compared to the same period in the prior year. The decrease in license fees was primarily due to the previously discussed distribution of EVO equity interests and the amendment to the licensing agreement. License fees earned for the current period excluded revenues from EVO’s operation, while license fees earned for the prior period included four months of EVO’s revenues. In addition, the amendment to the licensing agreement with one of our customers switched from usage-based fees to fixed monthly fees, which capped the fees we earned at a maximum monthly amount.

•TPA fees for the nine months ended September 30, 2024 decreased by $0.1 million, or 30.0%, compared to the same period in the prior year. The decrease in TPA fees was primarily due to a lower level of TPA services provided by the Company for the nine months ended September 30, 2024 compared to the same period in the prior year.
Other income
Other income for the nine months ended September 30, 2024 was $3.2 million, compared to $1.1 million in the same period in the prior year, reflecting an increase of $2.1 million, or 188.4%. This increase was primarily due to an increase in interest income on bank deposits, including the $192.9 million of net proceeds received from the IPO.
Expenses
Commission expense
The following table presents the disaggregation of our commission expense by offerings (in thousands):

	Nine Months Ended September 30,
	2024		2023
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$72,649	81%	$77,873	85%
Corporate Branches	3,422	4	569	1
Total Insurance Services	76,071	85	78,442	86
TWFG MGA	13,039	15	12,363	14
Other	61	—	48	—
Total commission expense	$89,171	100%	$90,853	100%

Commission expense for the nine months ended September 30, 2024 decreased by $1.7 million, or 1.9%, compared to the same period in the prior year. The decrease was primarily due to the lower commission expense in Insurance Services of $2.4 million, or 2.6%, of the total decrease driven by the previously discussed branch conversions, offset by an increase in our TWFG MGA offering of $0.7 million, or 0.7%, of the total decrease in commission expense. See “—Consolidated Results of Operations—Commission Income” for additional information regarding the driver of the changes.

Insurance Services Agency-in-a-Box commission expense for the nine months ended September 30, 2024 decreased by $5.2 million, or 6.7%, compared to the same period in the prior year. The decrease was primarily due to the branch conversions resulting in a decrease of $11.6 million, and the one-time favorable accrual adjustment related to the converted branches of $1.5 million, offset by an increase in commission expense related to the growth of the business of $7.9 million. In January 2024, nine of our Branches converted to Corporate Branches. Upon conversion, agents of the newly converted Corporate Branches became employees and received salaries, employee benefits, and bonuses for services rendered instead of commissions. As result, we released a portion of the unpaid commissions related to the converted branches that we no longer are required to settle, which resulted in the aforementioned one-time favorable accrual adjustment.
Insurance Services Corporate Branches commission expense for the nine months ended September 30, 2024 increased by $2.9 million, or 501.4%, compared to the same period in the prior year. The increase was primarily due to the branch conversions, as previously discussed, and the Book of Business acquisitions in 2023.
TWFG MGA commission expense for the nine months ended September 30, 2024 increased by $0.7 million, or 5.5%, compared to the same period in the prior year. The increase was primarily due to higher new business written premiums, as previously discussed. The higher percentage increase in TWFG MGA commission expense compared to the percentage decrease in the related commission income was primarily driven by the shift in the business mix. As discussed above, TWFG MGA commission income was impacted by the renegotiation of the MGA agreement with one of our insurance carriers. Such renegotiation reduced commission income in the current period but did not result in a corresponding reduction in commission expense.

Salaries and employee benefits
Salaries and employee benefits for the nine months ended September 30, 2024 was $21.4 million, compared to $10.1 million in the same period in the prior year, reflecting an increase of $11.3 million, or 112.0%. This increase was primarily attributable to the branch conversions contributing an increase of approximately $6.5 million, a $3.0 million increase from the asset acquisitions in 2023, a $1.0 million increase in stock-based compensation from the granting of restricted stock units in July 2024 and a $1.2 million increase due to our continued growth and new roles created in conjunction with our IPO. Partially offsetting these increases was a decrease driven by the distribution of our equity interest in EVO in May 2023 to our owners. Salaries and employee benefits for the nine months ended September 30, 2023 included approximately $0.5 million compensation attributable to EVO’s operations, while the same period in 2024 did not.
Other administrative expenses
Other administrative expenses for the nine months ended September 30, 2024 was $11.7 million, compared to $8.0 million in the same period in the prior year, reflecting an increase of $3.6 million, or 45.3%. This increase was primarily attributable to a $1.2 million increase in IT costs, a $1.0 million increase in consultant and professional fees, a $0.7 million increase in underwriting expenses, and a $0.7 million increase in other expenses. The increase in our IT costs was primarily due to additional cloud computing costs, and 2024 included fees paid to EVO, while in 2023, fees paid to EVO were eliminated upon consolidation. The increase in our underwriting expenses was driven primarily by the increased business in our MGA offering. The increase in consultant and professional fees was primarily attributable to the increased ongoing costs of becoming a public company. The increase in other expenses was due primarily to higher rent and office expenses driven by our Book of Business acquisitions in 2023 and branch conversions in 2024, partially offset by a reduction in administrative expenses related to the previously discussed distribution of our equity interest in EVO.
Depreciation and amortization
Depreciation and amortization for the nine months ended September 30, 2024 was $9.0 million compared to $3.3 million in the same period in the prior year, reflecting an increase of $5.6 million, or 168.4%. This increase was primarily attributable to the amortization of intangible assets from our recent intangible asset acquisitions and branch conversions.
Other non-operating income (expense)
Other non-operating expense for the nine months ended September 30, 2024 was $2.1 million compared to $0.6 million in the same period in the prior year, reflecting an increase of $1.6 million or 276.0%. The increase was primarily attributable to higher interest expense driven by the increase in our total debt. In 2023, we increased our borrowings to fund our asset acquisitions in 2023 and branch conversions in 2024. The increase was partially offset by the repayment of the outstanding balances under the Term Loan B as defined in the section - “Liquidity and capital resources” and the Revolving Facility in July 2024 and August 2024, respectively.
Income tax expense
Income tax expense for the nine months ended September 30, 2024 was $0.4 million compared to zero for the same period in the prior year as after consummation of the Reorganization Transactions and IPO, the Company became subject to U.S. federal, state, and local income taxes with respect to its allocable share of taxable income of TWFG Holding Company, LLC assessed at the prevailing corporate tax rates.
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

The following table presents the disaggregation of Total Written Premium by offerings, business mix and line of business (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Offerings:
Insurance Services
Agency-in-a-Box	$261,560	65%	$284,442	80%	$736,699	66%	$761,260	80%
Corporate Branches	77,636	20	14,286	4	213,689	19	35,156	4
Total Insurance Services	339,196	85	298,728	84	950,388	85	796,416	84
TWFG MGA	60,903	15	55,361	16	164,612	15	150,233	16
Total written premium	$400,099	100%	$354,089	100%	$1,115,000	100%	$946,649	100%

Business Mix:
Insurance Services
Renewal business	$265,026	66%	$242,258	68%	$739,624	66%	$623,773	66%
New business	74,170	19	56,470	16	210,764	19	172,643	18
Total Insurance Services	339,196	85	298,728	84	950,388	85	796,416	84

TWFG MGA
Renewal business	46,075	11	47,818	14	125,364	11	127,552	14
New business	14,828	4	7,543	2	39,248	4	22,681	2
Total TWFG MGA	60,903	15	55,361	16	164,612	15	150,233	16
Total written premium	$400,099	100%	$354,089	100%	$1,115,000	100%	$946,649	100%

Written Premium Retention:
Insurance Services		89%		98%		93%		96%
TWFG MGA		83		88		83		90
Consolidated		88		97		91		95

Line of Business:
Personal lines	$327,159	82%	$289,032	82%	$904,372	81%	$758,297	80%
Commercial lines	72,940	18	65,057	18	210,628	19	188,352	20
Total written premium	$400,099	100%	$354,089	100%	$1,115,000	100%	$946,649	100%

Comparison of the Three Months Ended September 30, 2024 and 2023
Total Written Premium for the three months ended September 30, 2024 increased by $46.0 million, or 13.0%, compared to the same period in the prior year. Drivers of the increase in our Insurance Services offering include higher premium rates, written premiums from our 2023 acquisitions rolling into the current period, and new business growth. This increase was offset by a decline in retention as carriers are now opening up for new business after a period of restricting capacity, which had the effect in the prior year of increased retention and slowing new business growth. As previously discussed, in January 2024, nine of our independent branches converted to Corporate Branches, which shifted approximately $49.8 million of written premiums for the three months ended September 30, 2024 from Agency-in-a-Box to Corporate Branches. The increase in our TWFG MGA offering was primarily attributable to new business growth and higher premium rates, partially offset by lower premium retention as carriers have opened up for new business which allows agents to shop favorable pricing for our Clients.
For the three months ended September 30, 2024 and 2023, our consolidated written premium retention was 88% and 97%, respectively. For the three months ended September 30, 2024, the composition of our renewal and new business mix shifted under our two product offerings as follows: Insurance Services renewal business as a percentage of the total written premium, decreased to 66% compared to 68% in the same period of the prior year. As a result, premium retention decreased to 89% from 98%, resulting in renewal premium growth of 9.4%, or $22.8 million, compared to the same period of the prior year. Insurance Services new business, as a percentage of total written premium, increased to 19% from 16%, resulting in a new business growth of 31.3%, or $17.7 million, compared to the same period in the prior year. The shift in Insurance Services new and renewal business reflects more carriers seeking new business growth after a period of retrenchment designed to restore carrier profitability. As carriers look to grow after a period of reducing capacity by raising rates and slowing new business growth, consumers and their agents have more choices in terms of carriers and coverage.
TWFG MGA renewal business, as a percentage of the total written premium, decreased to 11% compared to 14% in the same period of the prior year. As a result, premium retention decreased to 83% from 88%, resulting in a decrease in renewal business of 3.6%, or $1.7 million, compared to the same period in the prior year. TWFG MGA new business, as a percentage of total written premium, increased to 4% from 2%, resulting in a new business growth of 96.6%, or $7.3 million, compared to the same period in the prior year. The shift in TWFG MGA new and renewal business reflects more carriers seeking new business growth after a period of retrenchment designed to restore carrier profitability.
Comparison of the Nine Months Ended September 30, 2024 and 2023
Total Written Premium for the nine months ended September 30, 2024 increased by $168.4 million, or 17.8%, compared to the same period in the prior year. Drivers of the increase in our Insurance Services offering are attributable to higher premium rates, written premiums from our 2023 acquisitions rolling into the current period, and new business growth. This increase was offset by a decline in retention as carriers are now opening up for new business after a period of restricting capacity, which had the effect in the prior year of increasing retention and slowing new business growth. As previously discussed, in January 2024, the branch conversions shifted approximately $136.1 million of written premiums for the nine months ended September 30, 2024 from Agency-in-a-Box to Corporate Branches. The increase in our TWFG MGA offering was primarily attributable to new business growth and higher premium rates, partially offset by lower premium retention as carriers have opened up for new business which allows consumers and agents to shop favorable pricing for our Clients.
For the nine months ended September 30, 2024 and 2023, our consolidated written premium retention was 91% and 95%, respectively. For the nine months ended September 30, 2024, the composition of our renewal and new business mix shifted under our two product offerings as follows: Insurance Services renewal business, as a percentage of the total written premium, was 66% which was consistent with the same period of the prior year and premium retention decreased to 93% from 96%, resulting in renewal premium growth of 18.6%, or $115.9 million, compared to the same period of the prior year. Insurance Services new business, as a percentage of total written premium, increased to 19% from 18%, resulting in a new business growth of 22.1%, or $38.1 million, compared to the same period in the prior year. The shift in Insurance Services new and renewal business reflects more carriers seeking new business growth after a period of retrenchment designed to restore carrier profitability. As carriers look to grow after a period of reducing capacity by raising rates and slowing new business growth, consumers and their agents have more choices in terms of carriers and coverage.
TWFG MGA renewal business, as a percentage of the total written premium, decreased to 11% compared to 14% in the same period of the prior year. As a result, premium retention decreased to 83% from 90%, resulting in a decrease in renewal business of 1.7%, or $2.2 million, compared to the same period in the prior year. TWFG MGA new business, as a percentage of total written premium, increased to 4% from 2%, resulting in a new business growth of 73.0%, or $16.6 million, compared to the same period in the prior year. The shift in TWFG MGA new and renewal business reflects more carriers seeking new business growth after a period of retrenchment designed to restore carrier profitability.

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

A reconciliation of Organic Revenue and Organic Revenue Growth Rate to Total Revenue and Total Revenue Growth Rate, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenues	$54,640	$47,710	$154,219	$132,942
Acquisition adjustments(1)	(898)	(1,153)	(3,582)	(2,648)
Contingent income	(1,383)	(1,035)	(3,717)	(3,023)
Fee income	(2,890)	(2,107)	(7,811)	(6,343)
Other income	(2,127)	(575)	(3,244)	(1,125)
Organic Revenue	$47,342	$42,840	$135,865	$119,803
Organic Revenue Growth(2)	$3,349	$5,048	$14,206	$12,986
Total Revenue Growth Rate(3)	14.5%	16.5%	16.0%	13.6%
Organic Revenue Growth Rate(2)	7.6%	13.4%	11.7%	12.2%

(1)Represents revenues generated from the acquired businesses during the first 12 months following an acquisition.
(2)Organic Revenue for the three months ended September 30, 2023 and 2022, and for the nine months ended September 30, 2023 and 2022, used to calculate Organic Revenue Growth for the three months ended September 30, 2024 and 2023, and for the nine months ended September 30, 2024 and 2023, was $44.0 million, $37.8 million, $121.7 million and $106.8 million, respectively, which is adjusted to reflect revenues from acquired businesses with over $0.5 million in annualized revenue that reached the twelve-month owned mark during the year ended December 31, 2023 and 2022, respectively. Organic Revenue Growth Rate represents the period-to-period change in Organic Revenue divided by the total adjusted Organic Revenue in the prior period.
(3)Represents the period-to-period change in total revenues divided by the total revenues in the prior period.
Comparison of the Three Months Ended September 30, 2024 and 2023
Revenue growth rate, representing the year-over-year change in total revenues, was 14.5% for the three months ended September 30, 2024 compared to the same period in 2023 and 16.5% for the three months ended September 30, 2023 compared to the same period in 2022. Revenue growth for both periods reflected the impact of higher premium rates, growing Books of Business and the mix of the new and renewal businesses. Revenue growth for the three months ended September 30, 2024 compared to the same period in 2023 included the impact of the continued rollout of commission income from our Book of Business acquisitions in 2023 into the current period, higher fee income and higher interest income on bank deposits, including the $192.9 million of net proceeds received from the IPO. See “—Consolidated Results of Operations” for additional discussions regarding the changes in our revenues.
Organic Revenue Growth Rate was 7.6% for the three months ended September 30, 2024 compared to the same period in 2023 and 13.4% for the three months ended September 30, 2023 compared to the same period in 2022. Organic Revenue Growth for both periods reflects ongoing, but normalizing rate increases being implemented by carriers, the underlying growth of our business, and healthy economic growth offset by a decrease in commission income in our MGA offering. Effective January 1, 2024, the MGA agreement with one of our insurance carriers was renegotiated and amended, which shifted our volume based commission to a flat monthly fee. The switch capped the income we earned at a maximum monthly amount. See “—Consolidated Results of Operations—Commission Income” for additional discussions regarding the changes in our commission income.
In addition, revenue growth and Organic Revenue Growth for the three months ended September 30, 2023 compared to the same period in 2022 reflected the impact of enhanced data collected from external sources, which improved our assumptions for estimating revenues starting in 2022.
Applying the use of enhanced data consistently throughout the prior periods, revenue growth rate for the three months ended September 30, 2023 compared to the same period in 2022 would have been 17.4%, and Organic Revenue Growth Rate for the three months ended September 30, 2023 compared to the same period in 2022 would have been 14.3%.

Comparison of the Nine Months Ended September 30, 2024 and 2023
Revenue growth rate, representing the year-over-year change in total revenues, was 16.0% for the nine months ended September 30, 2024 compared to the same period in 2023 and 13.6% for the nine months ended September 30, 2023 compared to the same period in 2022. Revenue growth for both periods reflected the impact of higher premium rates, growing Books of Business and the mix of the new and renewal businesses. Revenue growth for the nine months ended September 30, 2024 compared to the same period in 2023 included the impact of the continued rollout of commission income from our Book of Business acquisitions in 2023 into the current period, higher fee income and higher interest income on bank deposits, including the $192.9 million of net proceeds received from the IPO.
Organic Revenue Growth Rate was 11.7% for the nine months ended September 30, 2024 compared to the same period in 2023 and 12.2% for the nine months ended September 30, 2023 compared to the same period in 2022. Organic Revenue Growth for both periods reflects ongoing, but normalizing, rate increases being implemented by carriers, the underlying growth of our business, and healthy economic growth offset by a decrease in commission income in our MGA offering. Effective January 1, 2024, the MGA agreement with one of our insurance carriers was renegotiated and amended, which shifted our volume based commission to a flat monthly fee. The switch capped the income we earned at a maximum monthly amount.
Applying the use of enhanced data consistently throughout the prior periods, revenue growth rate for the nine months ended September 30, 2023 compared to the same period in 2022 would have been 16.4%, and Organic Revenue Growth Rate for the nine months ended September 30, 2023 compared to the same period in 2022 would have been 15.7%.
Adjusted Net Income. Since the second quarter of 2024, we have used the revised calculation methodology for Adjusted Net Income, which includes amortization expenses among the add-back adjustments to our net income when calculating our Adjusted Net Income. Our legacy calculation methodology reflected the impact of intangible asset amortization as a reduction to our Adjusted Net Income. The revised calculation methodology excludes the effect of the intangible asset amortization when calculating our Adjusted Net Income by reflecting it among the add-back adjustments to our net income. We believe that the revised calculation of Adjusted Net Income is more consistent with the method and presentation used by most of our peers and will allow management to better evaluate our performance relative to our peer companies. We believe that the revised calculation more effectively represents what our stakeholders consider useful in assessing our performance.
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

A reconciliation of Adjusted Net Income and Adjusted Net Income Margin to Net income and Net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

Revised Calculation Methodology Applied to Current Period
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenues	$54,640	$47,710	$154,219	$132,942
Net income	$6,893	$7,608	$20,440	$20,881
Acquisition-related expenses	—	—	—	168
Restructuring and related expenses	—	—	—	17
Discontinued operation income	—	—	—	(834)
Equity-based compensation	1,012	—	1,012	—
Other non-recurring items(1)	—	—	(1,477)	—
Amortization expense	2,920	1,078	8,771	3,143
Adjusted income before income taxes	10,825	8,686	28,746	23,375
Adjusted income tax expense(2)	(2,482)	—	(6,591)	—
Adjusted Net Income	$8,343	$8,686	$22,155	$23,375
Net Income Margin	12.6%	15.9%	13.3%	15.7%
Adjusted Net Income Margin	15.3%	18.2%	14.4%	17.6%

Legacy Calculation Methodology Applied to Current Period
	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023		2024		2023
Total revenues	$54,640	$47,710		$154,219		$132,942
Net income	$6,893	$7,608		$20,440		$20,881
Acquisition-related expenses	—	—	—	—	—	168
Restructuring and related expenses	—	—	—	—	—	17
Discontinued operation income	—	—	—	—	—	(834)
Equity-based compensation	1,012	—	—	1,012	—	—
Other non-recurring items(1)	—	—	—	(1,477)	—	—
Adjusted income before income taxes	7,905	7,608		19,975		20,232
Adjusted income tax expense(2)	(1,813)	—		(4,580)		—
Adjusted Net Income	$6,092	$7,608		$15,395		$20,232
Net Income Margin	12.6%	15.9%		13.3%		15.7%
Adjusted Net Income Margin	11.2%	15.9%		10.0%		15.2%

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
(2)Post-IPO, we are subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of TWFG Holding Company, LLC. For the three and nine months ended September 30, 2024, the calculation of adjusted income tax expense is based on a federal statutory rate of 21% and a blended state income tax rate of 1.93% on 100% of our adjusted income before income taxes as if we owned 100% of the TWFG Holding Company, LLC.
Adjusted Diluted Earnings Per Share. Adjusted Diluted Earnings Per Share is Adjusted Net Income divided by diluted shares outstanding after adjusting for the effect of (i) the exchange of 100% of the outstanding Class B common stock of the Company (the “Class B Common Stock”) and Class C common stock of the Company (the “Class C Common Stock”) (together with the related LLC Units) into shares of Class A common stock of the Company (“Class A Common Stock”) and (ii) the vesting of 100% of the unvested equity awards and exchange into shares of Class A Common Stock. This measure does not deduct earnings related to the noncontrolling interests in TWFG Holding Company, LLC for the period of time prior to July 19, 2024 when we did not own 100% of the business. The most directly comparable GAAP financial metric is diluted earnings per share. We believe Adjusted Diluted Earnings Per Share may be useful to an investor in evaluating our operating performance and efficiency because this measure is widely used by investors to measure a company’s operating performance without regard to items excluded from the calculation of such measure, which can vary substantially from company to company depending upon acquisition activity and capital structure. This measure also eliminates the impact of expenses that do not relate to core business performance, among other factors.
A reconciliation of Adjusted Diluted Earnings Per Share to diluted earnings per share, the most directly comparable GAAP measure, for each of the periods indicated is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Earnings per share of common stock – diluted	$0.08	$0.08
Plus: Impact of all LLC Units exchanged for Class A Common Stock(1)	0.04	0.29
Plus: Adjustments to Adjusted net income(2)	0.03	0.03
Adjusted Diluted Earnings Per Share	$0.15	$0.40

Weighted average common stock outstanding – diluted	14,890,382	14,890,382
Plus: Impact of all LLC Units exchanged for Class A Common Stock(1)	41,171,461	41,171,461
Adjusted Diluted Earnings Per Share diluted share count	56,061,843	56,061,843

(1)     For comparability purposes, this calculation incorporates the net income that would be distributable if all shares of Class B Common Stock and Class C Common Stock, together with the related LLC Units, were exchanged for shares of Class A Common Stock. For the three and nine months ended September 30, 2024, this includes $5.7 million and $19.3 million of net income, respectively, on 56,061,843 weighted-average shares of common stock outstanding - diluted, for both the three and nine months ended September 30, 2024. For both the three and nine months ended September 30, 2024, 41,171,461 weighted average outstanding Class B Common Stock and Class C Common Stock were considered dilutive and included in the 56,061,843 weighted-average shares of common stock outstanding - diluted within diluted earnings per share calculation. See Note 13, “Earnings Per Share” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about the earnings per share.
(2)     Adjustments to Adjusted Net Income are described in the footnotes of the reconciliation of Adjusted Net Income to Net Income in “Adjusted Net Income and Adjusted Net Income Margin”, which represent the difference between Net Income of $6.9 million and $20.4 million and Adjusted Net Income of $8.3 million and $22.1 million for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2024, Adjusted Diluted Earnings Per Share include adjustments of $1.4 million and $1.7 million to Adjusted Net Income, respectively, on 56,061,843 weighted-average shares of common stock outstanding - diluted for both periods presented.
Adjusted EBITDA. Adjusted EBITDA is a supplemental measure of our performance and is defined as EBITDA adjusted to exclude equity-based compensation and other non-operating items, including, certain nonrecurring or non-operating gains or losses, including equity-based compensation. EBITDA is defined as net income (the most directly comparable GAAP measure) before interest, income taxes, depreciation and amortization. We believe that Adjusted EBITDA is an appropriate measure of operating performance because it adjusts for significant one-time, non-recurring items and eliminates the ongoing accounting effects of certain capital spending and acquisitions, such as depreciation and amortization, that do not directly affect what management considers to be our ongoing operating performance in the period. These adjustments generally eliminate the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
Adjusted EBITDA Margin. Adjusted EBITDA Margin is Adjusted EBITDA divided by total revenue. We believe that Adjusted EBITDA Margin is a useful measurement of operating profitability for the same reasons we find Adjusted EBITDA useful and also because it provides a period-to-period comparison of our operating performance.

A reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin to Net income and Net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenues	$54,640	$47,710	$154,219	$132,942
Net income	$6,893	$7,608	$20,440	$20,881
Interest expense	411	295	2,125	553
Depreciation and amortization	2,985	1,145	8,966	3,340
Income tax expense	437	—	437	—
EBITDA	10,726	9,048	31,968	24,774
Acquisition-related expenses	—	—	—	168
Restructuring and related expenses	—	—	—	17
Equity-based compensation	1,012	—	1,012	—
Discontinued operation income	—	—	—	(834)
Other non-recurring items(1)	—	—	(1,477)	—
Adjusted EBITDA	$11,738	$9,048	$31,503	$24,125
Net Income Margin	12.6%	15.9%	13.3%	15.7%
Adjusted EBITDA Margin	21.5%	19.0%	20.4%	18.1%

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
A reconciliation of Adjusted Free Cash Flows to Cash flow from Operating Activities, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash Flow from Operating Activities	$11,725	$7,394	$28,879	$24,103
Purchase of property and equipment	(233)	(163)	(280)	(217)
Tax distribution to members(1)	—	(2,599)	(6,104)	(9,526)
Acquisition-related expenses	—	—	—	168
Net cash flow provided by operating activities from discontinued operation	—	—	—	(839)
Adjusted Free Cash Flow	$11,492	$4,632	$22,495	$13,689

(1)Tax distributions to members represents the amount distributed to the members of TWFG Holding Company, LLC in respect of their income tax liability related to the net income of TWFG Holding Company, LLC allocated to its members.
Organic Revenue, Organic Revenue Growth, Adjusted Net Income, Adjusted Net Income Margin, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Free Cash Flow and Adjusted Diluted Earnings Per Share are not measures of financial performance under GAAP and should not be considered substitutes for GAAP measures, including revenues (for Organic Revenue and Organic Revenue Growth), net income (for Adjusted Net Income, Adjusted Net

Income Margin, Adjusted EBITDA and Adjusted EBITDA Margin), cash flow from operating activities (for Adjusted Free Cash Flow) and diluted earnings per share (for Adjusted Diluted Earnings Per Share), which we consider to be the most directly comparable GAAP measures. These non-GAAP financial measures have limitations as analytical tools, and when assessing our operating performance, you should not consider these non-GAAP financial measures in isolation or as substitutes for revenues, net income, operating cash flow or other consolidated financial statement data prepared in accordance with GAAP. Other companies may calculate any or all of these non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.
Liquidity and capital resources
Historical liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues from our operations. Prior to the IPO, our primary cash flow activities involved: (1) generating cash flow from our operations; (2) making strategic acquisitions; (3) making distributions to GHC Woodlands Holdings, LLC, Bunch Family Holdings, LLC, RenaissanceRe Ventures U.S. LLC, and TWFG, Inc. (collectively, and together with each of their permitted transferees, the “Pre-IPO LLC Members”); and (4) making borrowings, interest payments and repayments under our Credit Agreements. On July 19, 2024, we completed the IPO of 11,000,000 shares of Class A Common Stock at an IPO price of $17.00 per share. On July 23, 2024, the underwriters purchased an additional 1,650,000 shares of Class A Common Stock in connection with the underwriters’ full exercise of their option to purchase additional shares. We received approximately $192.9 million of net proceeds from the IPO, including from the full exercise of the underwriters’ option, after deducting underwriting discounts and commissions and related offering expenses. As of September 30, 2024, and December 31, 2023, our cash and cash equivalents were $191.2 million, and $39.3 million, respectively. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service and distributions to our owners.
Credit agreements
On June 5, 2017, TWFG Holding Company, LLC, as borrower, entered into a credit agreement (as subsequently amended, the “Term Loan Credit Agreement”) with PNC Bank, National Association, as lender. On July 30, 2019, TWFG Holding Company, LLC entered into a third amendment to the Term Loan Credit Agreement pursuant to which it borrowed $4.0 million pursuant to a Term Loan B and used these proceeds for permitted acquisitions. On December 4, 2020, TWFG Holding Company, LLC entered into a fifth amendment to the Term Loan Credit Agreement pursuant to which it borrowed an additional $13.0 million pursuant to a Term Loan C and used these proceeds for permitted acquisitions (such amount, together with the amount borrowed on July 30, 2019, the “Term Loans”). On May 23, 2023, TWFG Holding Company, LLC entered into a ninth amendment to the Term Loan Credit Agreement to, among other things, provide additional flexibility under the covenants contained therein. The Term Loan B was fully repaid by its maturity on July 30, 2024. The aggregate principal amounts of the Term Loan C as of September 30, 2024 is $6.4 million as follows (in thousands):

Remainder of 2024	$469
Year ended December 31, 2025	1,912
Year ended December 31, 2026	1,972
Year ended December 31, 2027	2,034
Total	$6,387

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
The Revolving Facility provides for a revolving credit facility to TWFG Holding Company, LLC, in an aggregate principal amount not to exceed $50.0 million that matures on May 23, 2028. The proceeds from borrowings under the Revolving Facility have been used for permitted acquisitions, and may in the future be used for acquisitions, working capital and general corporate purposes. On August 5, 2024, we repaid the outstanding balance of the Revolving Facility amounting to $41.0 million using a portion of the net proceeds from the IPO. As of September 30, 2024, there was no outstanding balance under the Revolving Facility.

The Credit Agreements contain covenants that, among other things and subject to certain exceptions, restrict our ability to make restricted payments, incur additional debt, engage in asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in transactions with affiliates, change our business or make investments. We may voluntarily prepay in whole or in part the outstanding principal under our Term Loans at any time prior to the maturity date. In addition, the Credit Agreements contain financial covenants that require us, subject to certain exceptions, to maintain a Consolidated Debt Service Coverage Ratio (as defined in the Credit Agreement) of at least 1.50 to 1.00 and a Consolidated Leverage Ratio (as defined in the Credit Agreement) of not more than 2.00 to 1.00, in each case, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, and as of September 30, 2024, we are in compliance with each such covenant.
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
Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net cash provided by operating activities from continuing operations	$11,725	$7,394	$28,879	$23,264
Net cash used in investing activities from continuing operations	(366)	(766)	(21,589)	(6,006)
Net cash provided by (used in) financing activities from continuing operations	153,033	(2,651)	147,147	(6,086)
Net change in cash, cash equivalents and restricted cash from continuing operations	164,392	3,977	154,437	11,172
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	36,513	37,457	46,468	30,262
Cash, cash equivalents and restricted cash from continuing operations, end of period	$200,905	$41,434	$200,905	$41,434
Cash paid during the period for interest	$405	$159	$2,298	$328

Comparison of the Three Months Ended September 30, 2024 and 2023
Operating activities
Operating activities from continuing operations provided $11.7 million and $7.4 million of cash for the three months ended September 30, 2024 and 2023, respectively. The increase in net cash provided by operating activities from continuing operations was primarily attributable to the $6.9 million increase in total revenues, decrease in commission expense amounting to $1.7 million, and approximately $2.1 million in net inflows from the changes in our net working capital between periods, partially offset by the increases in salaries and employee benefits and other administrative expenses amounting to $4.9 million and $2.0 million, respectively. See “—Consolidated Results of Operations” above for additional information regarding the results of our operations.
Investing activities
Investing activities from continuing operations used $0.4 million and $0.8 million of cash for the three months ended September 30, 2024 and 2023, respectively. Our net investing outflows decreased primarily due to the lower level of intangible asset acquisitions in the current period of $0.2 million compared to $0.6 million in the prior period. See Note 4, “Intangible Assets” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our asset acquisitions.
Financing activities
Financing activities from continuing operations provided $153.0 million of cash for the three months ended September 30, 2024 and used $2.7 million of cash for the three months ended September 30, 2023. Our net financing inflows increased primarily due to $200.7 million in proceeds from the IPO, net of underwriting costs, and no cash distributions in the current period compared to $2.6 million cash distributions the prior period. These changes were partially offset by the repayment of the outstanding balance of the Revolving Facility amounting to $41.0 million using a portion of the net proceeds from the IPO and repayment of the term loans amounting to $0.6 million in the current period while the prior period had repayment of $0.7 million, $1.9 million in net outflows from the change in carrier liabilities in the current period compared to $0.7 million inflows in the prior period, and the $3.9 million and $0.2 million in payments of deferred offering costs and deferred acquisition payable, respectively, in the current period while the prior period had $0.1 million and none, respectively.
Comparison of the Nine Months Ended September 30, 2024 and 2023
Operating activities
Operating activities from continuing operations provided $28.9 million and $23.3 million of cash for the nine months ended September 30, 2024 and 2023, respectively. The increase in net cash provided by operating activities from continuing operations was primarily attributable to the $21.3 million increase in total revenues and the decrease in commission expense amounting to $1.7 million, partially offset by the increases in salaries and employee benefits, other administrative expenses and interest expense amounting to $11.3 million, $3.6 million, $1.6 million, respectively, and approximately $1.6 million in net outflows from the changes in our net working capital between periods. See “—Consolidated Results of Operations” for additional information regarding the results of our operations.
Investing activities
Investing activities from continuing operations used $21.6 million and $6.0 million of cash for the nine months ended September 30, 2024 and 2023, respectively. Our net investing outflows increased primarily due to the higher level of intangible asset acquisitions in the current period of $21.4 million compared to $6.3 million in the prior period. In January 2024, we acquired the assets of nine of our independent branches for a total purchase price of $40.8 million, of which approximately $20.4 million was paid in cash, with the remainder settled through the issuance of Class A common units. In addition, the Company purchased customer lists intangible assets totaling $0.9 million, of which approximately $0.4 million was paid in cash, for the nine months ended September 30, 2024 representing purchases of assets with annualized revenues less than $0.5 million. The prior period included three customer list acquisition transactions representing purchases of assets with annualized revenues greater than $0.5 million. See Note 4, “Intangible Assets” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our asset acquisitions.
Financing activities
Financing activities from continuing operations provided $147.1 million and used $6.1 million of cash for the nine months ended September 30, 2024 and 2023, respectively. Our net financing inflows increased primarily due to $200.7 million in proceeds from the IPO, net of underwriting costs, the $8.3 million lower cash distributions in the current period compared to the prior period, and $3.1 million in higher net inflows from the change in carrier liabilities in the current period compared to the prior period. These changes were partially offset by the decrease of $10.0 million in proceeds from the drawdown of the Revolving Facility in the prior period while the current period has none, repayment of the outstanding balance of the Revolving Facility amounting to $41.0 million using a portion of the net proceeds from the IPO and repayment of the term loans amounting to $2.0 million in the current period while the prior period had repayment of $2.0 million, and the $7.1 million and $0.8 million in payments of deferred offering costs and deferred acquisition payable, respectively, in the current period while the prior period had $0.1 million and none, respectively.
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
We have certain obligations related to debt maturities and operating leases. As of September 30, 2024, we had $1.1 million of non-cancelable operating lease obligations for the next 12 months. For the periods following the next 12 months, we have an additional $1.4 million of non-cancelable operating lease obligations. See Note 5, “Operating Leases,” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information. In addition, as of September 30, 2024, we had $2.4 million of debt maturities for the next 12 months comprised of $1.9 million of the remaining balance under the Term Loan C, and $0.5 million in acquisition-related notes. For the periods following the next 12 months, we have an additional $5.4 million of debt maturities representing $4.5 million under the Term Loan C, and $0.9 million in acquisition-related notes. As of September 30, 2024, there was no outstanding balances under our Revolving Facility. Any outstanding balances under our Revolving Facility, if any, will become due and payable during 2028. Annual interest rates on the acquisition-related notes are 3.75% and 5.0%, and our effective interest rates on the Term Loan C for the three and nine months ended September 30, 2024 were both 3.06%. As of September 30, 2024, we have an interest rate swap agreement associated with the Term Loan C, which converted the floating interest rates on these loans to fixed interest rates. See Note 6 “Derivatives” and Note 8, “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Tax receivable agreement
As a result of our ownership of LLC Units in TWFG Holding Company, LLC, we are now subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of TWFG Holding Company, LLC and are taxed at the prevailing U.S. federal income tax rates applicable to corporations. In addition to tax expenses, we also incur expenses related to our operations and we are required to make payments under the TRA. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of LLC Unit exchanges and the resulting amounts we are likely to pay out to holders of LLC Units pursuant to the TRA; however, we estimate that such tax benefits and the related TRA payments may be substantial.
We expect that, as a result of the increases in the tax basis of the tangible and intangible assets of TWFG Holding Company, LLC attributable to taxable redemptions, exchanges or purchases of LLC Units from any of the Pre-IPO LLC Members, the payments that we may make to the Continuing Pre-IPO LLC Members could be substantial. For example, if we acquired all of the LLC Units of the Continuing Pre-IPO LLC Members in taxable transactions as of the IPO, at the IPO price of $17.00 per share based on certain assumptions, including that (i) there are no material changes in relevant tax law and (ii) we earn sufficient taxable income in each year to realize on a current basis all tax benefits that are subject to the TRA, we expect that the resulting reduction in tax payments for us, as determined for purposes of the TRA, would aggregate to approximately $182.4 million, substantially all of which would be realized over the next 15 years, and we would be required to pay the Continuing Pre-IPO LLC Members 85% of such amount, or $155.1 million, over the same period. The actual increases in tax basis with respect to future taxable redemptions, exchanges or purchases of LLC Units, as well as the amount and timing of any payments we are required to make under the TRA in respect of future taxable redemptions, exchanges or purchases of LLC Units, may differ materially from the amounts set forth above because the potential future reductions in our tax payments, as determined for purposes of the TRA, and the payments we will be required to make under the

TRA, will each depend on a number of factors, including the market value of our Class A Common Stock at the time of purchase, redemption or exchange, the prevailing U.S. federal income tax rates applicable to us over the life of the TRA (as well as the assumed combined state and local tax rate), the amount and timing of the taxable income that we generate in the future and the extent to which future redemptions, exchanges or purchases of LLC Units are taxable transactions.
Payments under the TRA are not conditioned on the Continuing Pre-IPO LLC Members’ continued ownership of us. There may be a material negative effect on our liquidity if, as described below, the payments under the TRA exceed the actual benefits we receive in respect of the tax attributes subject to the TRA and/or distributions to us by TWFG Holding Company, LLC are not sufficient to permit us to make payments under the TRA.
The TRA acceleration event provisions in the TRA may result in situations where the Continuing Pre-IPO LLC Members have interests that differ from or are in addition to those of our other stockholders.
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
Emerging growth company
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may remain an emerging growth company for up to five years following the IPO. For so long as we remain an emerging growth company, we are permitted and intend to rely on certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved.
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
Our investments are held primarily as cash and cash equivalents. These investments are subject to interest rate risk. The fair values of cash and cash equivalents as of September 30, 2024 and December 31, 2023 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material. We do not actively invest or trade in equity securities.
As of September 30, 2024, we had approximately $6.4 million under our Term Loan Credit Agreement. We repaid the outstanding balances of our Term Loan B and Revolving Facility in full as of September 30, 2024. As of December 31, 2023, we had approximately $8.4 million and $41.0 million of borrowings outstanding under our Term Loan Credit Agreement and Revolving Facility, respectively. These borrowings accrue interest tied to SOFR and therefore interest expense under these borrowings is subject to change. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our unaudited condensed consolidated financial statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In connection with the Reorganization Transactions, we issued (i) 2,161,874 shares of the Company’s Class A Common Stock in exchange for LLC Units, (ii) 7,277,651 shares of the Company’s Class B Common Stock for consideration of $0.00001 per share (or $72.78 in the aggregate) and (iii) 33,893,810 shares of the Company’s Class C Common Stock for consideration of $0.00001 per share (or $338.94 in the aggregate), to certain members of TWFG Holding Company, LLC. The shares were issued in reliance on the exemption contained in Section 4(a)(2) of the Securities Act, on the basis that the transaction did not involve a public offering.
Use of Proceeds
On July 19, 2024, we closed our IPO in which we sold 12,650,000 shares of Class A Common Stock, including 1,650,000 shares of Class A Common Stock pursuant to the underwriters’ full exercise of their 30-day option, at a public offering price of $17.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to our Registration Statement.
We received approximately $192.9 million of net proceeds after deducting underwriting discounts and commissions of $14.4 million and related offering expenses of approximately $7.8 million. We used the net proceeds from the IPO (including the net proceeds received from the underwriters’ exercise of their option to purchase additional shares of Class A Common Stock) to acquire a number of newly issued LLC Units equal to the number of shares of Class A Common Stock in the IPO from TWFG Holding Company, LLC, at a purchase price per LLC Unit equal to the initial public offering price of Class A Common Stock after underwriting discounts and commissions. TWFG Holding Company, LLC used a portion of the proceeds it received from the sale of LLC Units to pay the expenses in connection with the IPO and the Reorganization Transactions and to repay in full outstanding debt under our Revolving Facility in the amount of $41.0 million.
Item 5. Other Information
(a) We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 1.01 - Entry into a Material Definitive Agreement.
On November 12, 2024, the Company entered into a lease agreement with Parkwood 2, LLC (the “Lease”), a related party, for additional office space located in The Woodlands, Texas. Parkwood 2, LLC is owned by the Continuing Pre-IPO LLC Members. The Lease is anticipated to commence on December 1, 2024 with an initial term of 120 months with an option to renew. The Company has the right to extend the term of the Lease for an additional 120 months at the then-prevailing market rate. The total future minimum lease payments related to the Lease are approximately $2.6 million. In addition, the Lease provides for additional rent for operating expenses under the terms of the Lease. The foregoing description is qualified in its entirety by the full text of the Lease, which is attached hereto as Exhibit 10.11, and is incorporated herein by reference.
(b) None.
(c) During the period covered by this Quarterly Report on Form 10-Q, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

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

10.10*	Amended Managing General Agency and Claims Administration Agreement by and between The Woodlands Insurance Company and TWFG General Agency, LLC dated as of September 1, 2024

10.11*	Office Lease Agreement, dated as of November 12, 2024, by and between Parkwood 2, LLC and TWFG Holding Company, LLC

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL)

*Filed herewith.
** Furnished.
+ Indicates a management contract or compensatory plan or agreement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWFG, Inc.
Date: November 13, 2024	By:	/s/ Richard F. Bunch III
Name: Richard F. Bunch III
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Janice E. Zwinggi
Name: Janice E. Zwinggi
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)