Form 10-K
period 2024-12-31
TWFG, Inc.
filed 2025-03-27
CIK 2007596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number 001-42177
___________________________
TWFG, Inc.
(Exact name of registrant as specified in its charter)
___________________________

Delaware	99-0603906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10055 Grogans Mill Rd. Suite 500 The Woodlands, Texas	77380
(Address of Principal Executive Offices)	(Zip Code)
(281) 367-3424
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	TWFG	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒
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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
The registrant was not a public company as of June 30, 2024 the last business day of the registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The registrant’s shares of Class A common stock began trading on the NASDAQ Global Select on July 18, 2024.
As of March 24, 2025, there were 14,904,083 shares of Class A common stock, 7,277,651 shares of Class B common stock and 33,893,810 shares of Class C common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2025 Annual Meeting of Stockholders, which will be filed no later than 120 days after the Registrant’s fiscal year ended December 31, 2024, are incorporated by reference in this report in response to Part III, Items 10, 11, 12, 13, and 14.

Cautionary Note Regarding Forward-Looking Statements
We have made statements in this Annual Report on Form 10-K (this “Annual Report”) that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under the captions entitled Part I, Item 1A “Risk factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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
Commonly Used Defined Terms:
•“we,” “us,” “our,” the “Company,” “TWFG,” and similar references refer to: (i) TWFG, Inc. and, unless otherwise stated or the context otherwise requires, all of its subsidiaries, including TWFG Holding Company, LLC (“TWFG Holding”), for periods following the consummation of the Reorganization Transactions (as defined herein), including our initial public offering (“IPO”), and (ii) TWFG Holding and, unless otherwise stated or the context otherwise requires, all of its subsidiaries, for periods prior to the completion of the Reorganization Transactions, including our IPO;
•Adjusted Diluted Earnings Per Share: Adjusted Net Income divided by diluted shares outstanding after adjusting for the effect of (i) the exchange of 100% of the outstanding Class B common stock of the Company (the “Class B Common Stock”) and Class C common stock of the Company (the “Class C Common Stock”) (together with the related LLC Units) into shares of Class A common stock of the Company (“Class A Common Stock”) and (ii) the vesting of 100% of the unvested equity awards and exchange into shares of Class A Common Stock;
•Adjusted EBITDA: EBITDA adjusted to exclude equity-based compensation and other non-operating items, including certain nonrecurring or non-operating gains or losses;
•Adjusted EBITDA Margin: Adjusted EBITDA divided by total revenues;
•Adjusted Free Cash Flow: Cash flow from operating activities (the most directly comparable GAAP measure) less cash payments for tax distributions, purchases of property, plant, and equipment and acquisition-related costs;
•Adjusted Net Income: Net income (the most directly comparable GAAP measure) before amortization, non-recurring or non-operating income and expenses, including equity-based compensation, adjusted to assume a single class of stock (Class A) and assuming noncontrolling interests do not exist;
•Adjusted Net Income Margin: Adjusted Net Income divided by total revenues;
•Admitted: The insurance market comprising insurance carriers licensed to write business on an “admitted” basis by the insurance commissioner of the state in which the risk is located. Insurance rates and forms in this market are highly regulated by each state and coverages are largely uniform;
•Book of Business: Active Client list;
•Branch: An independent agency that contracts with our Insurance Services offering, operates its agency through TWFG’s “Agency-in-a-Box” and with TWFG’s branding, and receives all benefits of working with TWFG, including a work and revenue share, TWFG back-office support, marketing and access to a fully integrated agency management system. TWFG branding is restricted to the Branches and Corporate Branches, all of which are listed on our website and can be found using the location filter. Branches and Corporate Branches are exclusive to TWFG, meaning that they can only write certain insurance business through TWFG;
i

•Client: Individual or entity that purchases an insurance policy or seeks to purchase an insurance policy from TWFG Agencies;
•Corporate Branch: An agency within our Insurance Services offering that is wholly owned by TWFG;
•EBITDA: Earnings before interest, income taxes, depreciation and amortization;
•E&O: Errors and omissions;
•E&S: Excess and surplus lines. In this insurance market, insurance carriers are licensed on a “non-admitted” basis. The excess and surplus lines market often offers insurance carriers more flexibility in terms, conditions and rates than does the admitted market;
•M&A: Mergers and acquisitions;
•MGA: Managing general agency;
•MGA Agencies: Independent agencies that contract with TWFG MGA to obtain access to additional insurance carriers or programs. TWFG MGA Agencies do not include TWFG branding and are not exclusive to TWFG;
•Organic Revenue: Total revenues (the most directly comparable GAAP measure) for the relevant period, excluding contingent income, fee income, other income and those revenues generated from acquired businesses;
•Organic Revenue Growth: Organic Revenue Growth is the change in Organic Revenue period-to-period;
•P&C: Property and casualty insurance;
•Total Written Premium: The total amount of current premium (net of cancellations) placed with insurance carriers;
•TWFG Agencies: Branches, Corporate Branches and MGA Agencies;
•TWFG MGA: TWFG’s managing general agency.

Summary of risk factors
Our business is subject to a number of risks of which you should be aware before making an investment decision. Some of the more significant challenges and risks relating to an investment in our Class A Common Stock include those associated with the following:
•an overall decline in economic activity;
•changes in prevailing interest rates or U.S. monetary policies that affect interest rates could adversely affect our ability to generate new business;
•volatility, declines in premiums, or other adverse trends in the insurance industry that may undermine profitability;
•decreases in premiums and commissions set by insurance carriers;
•the cyclicality of, and the economic conditions, in the markets in which we operate;
•decreases in contingent commissions;
•risks associated with international operations;
•the occurrence of natural or man-made disasters resulting in declines in business and increases in claims;
•pandemics or other outbreaks of disease impacting the global economy and normal business operations;
•climate risks and risks associated with physical effects of climate change;
•risks related to legal proceedings, governmental inquiries, regulation by state insurance departments, and changes in U.S. and other appliable laws and regulations;
•risks associated with E&O claims;
•significant competitive pressure in the insurance industry;
•consolidation within the retail insurance brokerage industry;
•the termination of our relationships with our primary insurance carriers;
•failure to raise additional capital or generate cash flows harming our ability to compete;
•impairment of intangible assets;
•handling of Client funds and surplus lines taxes and related fiduciary regulation;
•changes in the mode of compensation in the insurance industry;
•risks related to effectively applying technology-based solutions and reliance on third parties for technology services;
•unavailability or inaccuracy of data provided by Clients, third parties and insurance carriers;
•risks related to our outstanding indebtedness, which is secured by substantially all of our assets (including rights to future commissions) and the ability to borrow significantly greater amounts under our Revolving Credit Agreement (as defined below), all of which subject us to restrictions and limitations that could significantly affect our ability to operate, refinance or service our indebtedness;
•changes to our ownership, including the ownership of TWFG Holding or our other subsidiaries could trigger a change of control default under our Credit Agreements (as defined below);
•changes in interest rates or deterioration of credit quality;
•termination of or changes to our MGA programs;
•delays in remittance from insurance carriers and our inability to collect receivables from insurance carriers;
•risks associated with the acquisition or disposition of businesses and the integration of acquired businesses;

•any failure to maintain, protect and enhance our brand or prevent damage to our reputation;
•increasing scrutiny from investors, Clients and employees with respect to ESG practices;
•risks related to our independent branch business;
•failure to protect our intellectual property rights, or allegations that we have infringed on the intellectual property rights of others;
•we are a “controlled company” under the Nasdaq rules, and as a result, qualify for, and rely on, exemptions from certain corporate governance requirements; and
•we are controlled by Bunch Family Holdings, LLC (“Bunch Holdings”) whose interests in our business may be different than yours. Due to the high vote stock held by Bunch Holdings, we will continue to be controlled by Bunch Holdings even though it may in the future own less than a majority of our common stock outstanding.
Before you invest in our Class A Common Stock, you should carefully consider all the information in this Annual Report, including matters set forth under the heading Item 1A. “Risk factors.”

PART I
Item 1. Business
Who we are
We are a leading, high-growth, independent distribution platform for personal and commercial insurance in the United States. We are pioneers in the insurance industry, developing an agency model built on innovation and experience with what we believe is a more flexible approach than traditional distribution models. Our offerings are fulsome and flexible in that we offer all lines of insurance, multiple distribution contract options, M&A services, proprietary virtual assistants, proprietary technology, proprietary premium financing, unlimited continuing education, recognition programs, co-op funding, marketing support and overall lower costs to operate. Since our founding in 2001 by our Chief Executive Officer, Richard F. (“Gordy”) Bunch III, we have established a track record of creating solutions for independent agents, insurance carriers and our Clients, with sustainable growth regardless of economic and P&C pricing cycles. Our business model, developed by agents for agents, serves over 2,500 TWFG Agencies and offers a distinctive level of autonomy and entrepreneurial opportunity. We provide TWFG Agencies with resources, technology, training and insurance carrier access to succeed in an increasingly complex market. TWFG Agencies leverage our platform, long-standing relationships with insurance carriers and brand recognition in personal and commercial insurance products to win business and tailor coverage to meet our Clients’ specific needs. We operate on a singular, integrated agency management system that equips TWFG Agencies with advanced tools for efficient Client management, policy management and communication in a cost-effective manner.
We have primarily used cash flow from operations to improve technology, fund M&A, recruit talent, create programs and expand services to support TWFG Agencies. As a P&C distribution company, our total P&C addressable market for Total Written Premium in the United States was approximately $968.7 billion as of 2023, according to S&P Global Market Intelligence. Based on revenue, we are the eighth largest personal lines agency in the United States and the 27th largest agency across all lines of business, according to the Insurance Journal’s 2024 Top 100 Property/Casualty Agencies.
For the years ended December 31, 2024 and 2023, we generated revenue of $203.8 million and $172.0 million, respectively, representing year-over-year growth of 18.4%, including Organic Revenue Growth of 14.5% year-over-year. Our compound annual growth rate, or CAGR, in Total Written Premium and total revenue for the period from January 1, 2019 through December 31, 2024 were 19.2% and 19.2%, respectively. This growth has been primarily driven by our ability to attract productive agents to our platform, TWFG Agencies’ success in winning new business and our ability to retain and expand renewal business. We are a profitable company with strong earnings generation and conversion of net income to Adjusted Free Cash Flow. For the year ended December 31, 2024, we generated $28.6 million of net income, $33.0 million of Adjusted Net Income and $45.3 million of Adjusted EBITDA.

Total Written Premium ($MM)
Premium CAGR: 19.2%

Total Revenue ($MM)
Revenue CAGR: 19.2%
We have successfully worked with independent agents for over 20 years, building a platform that exceeded $1 billion of Total Written Premium in each of the last three years. As of December 31, 2024, our distribution platform encompassed over 500 Branches across 32 states and the District of Columbia within our Insurance Services offering and over 2,100 MGA Agencies across 42 states within our TWFG MGA offering. Within our Insurance Services offering, we have (i) independent agencies or Agencies-in-a-Box, (the “Branches”) and (ii) branches that we wholly own (the “Corporate Branches”). Both Branches and Corporate Branches have TWFG branding and can only write insurance business through TWFG. Clients can access all of our agencies with TWFG branding, i.e., Branches and Corporate Branches, through our website at TWFG.com. MGA Agencies are independent agencies that contract with our TWFG MGA offering to obtain access to additional insurance carriers or programs. MGA Agencies do not include TWFG branding and are not exclusive to TWFG. We maintain relationships with over 300 insurance carriers to support TWFG Agencies and drive our growth. We believe we offer a strong value proposition when compared to the thousands of independent agencies and captive agents across the country and that we are part of the future of insurance distribution.
We have meticulously crafted our model and strategy to address the shortcomings of two distinct insurance distribution channels: (1) the captive agency channel, or agents that are part of the selling force of a particular insurance carrier and generally limited to selling insurance products from such insurance carrier and (2) the independent agency channel, or agencies that distribute insurance products from multiple insurance carriers but, depending on their size, can face difficulty in obtaining the level of insurance carrier access typically enjoyed by larger platforms like ours. Our independent distribution platform differs from the captive agency channel and the independent agency channel because we both support TWFG Agencies with the resources, technology, training and M&A growth opportunities that they need to build and scale their businesses and provide these agencies with access to multiple insurance carriers. We believe that our commission structure serves as a significant appeal for skilled insurance professionals. Once part of TWFG, TWFG Agencies benefit from extensive training and development initiatives that are tailored to the individual agent based on the lines of business the agent wishes to pursue. Equipped with a comprehensive product portfolio, strong organizational backing and aligned incentives, TWFG Agencies are well-positioned to expand our Books of Business and penetrate new market segments, which enhances our organic growth.
Clients benefit from our industry-leading mobile application, and Branches benefit from our administrative and strategic support and access to markets, which enables them to better serve our Clients. Branches have the ability to choose from a wide range of products and services to help customize solutions for our Clients and grow their business. Our commitment to a Client-first approach results in high customer retention in our Insurance Services offering, reinforcing TWFG’s brand reputation and our ability to recruit new agents. As of December 31, 2024, TWFG employed 48 insurance agents in its 14 Corporate Branches. All other agents are non-employees.
For insurance carriers, our high-quality, national network of motivated agents, collaborative nature, geographic diversity and the strength of our distribution channels make TWFG an attractive company to work with. Although a significant portion of our business is concentrated in Texas, California and Louisiana, we are licensed in all 50 states and have a physical presence in 42 states and the District of Columbia across our Insurance Services and TWFG MGA offerings. Our insurance carriers benefit from the expertise of TWFG Agencies, including our over 500 Branches, which are led by Branch principals who average nearly 18 years of insurance industry experience. We maintain relationships with more than 300 insurance carriers to create tailored solutions and develop expansive coverage options. TWFG works with insurance carriers to offer agents specialized training so they can stay informed of changing underwriting requirements and risk appetites. As a result of our broad insurance carrier relationships, TWFG Agencies have more insurance products and solutions to offer our Clients, leading to higher Client satisfaction that promotes long-term relationships. We consider innovation a core competency, and we seek to collaborate with our insurance carriers and agents to anticipate and respond to market appetite shifts.
We represent and assist insurance carriers in placing insurance contracts with our Clients. We have agency agreements with over 300 insurance carriers, which establish the terms of our agency relationship, define our authority, and set compensation for the services we provide. Commission rates vary across insurance carriers, states, and lines of business and typically range from 7% to 22%. Our average commission rate for the year ended December 31, 2024 and December 31, 2023 was approximately 12% for both periods. The commission income that we receive from insurance carriers is a significant portion of our total revenues, comprising approximately 90% and 92% of our total revenues we earned in 2024 and 2023, respectively. We believe our expansive agency relationships with insurance carriers have enabled us to provide a wide variety of insurance products to sell to our Clients that are responsive to their needs at competitive prices. In certain cases, in our capacity as agent to the insurance carriers, we have the authority to underwrite risks on behalf of certain insurance carriers. However, we do not retain the risks related to any of the underlying insurance contracts we place on behalf of the insurance carriers.
We derive our commission revenues from the placement of individual insurance contracts between insurance carriers and our Clients, pursuant to which all of our Clients enter into contracts with insurance carriers. We present insurance carrier coverage and pricing options to our Clients and ultimately complete the application process with them to secure the insurance policy. In each such case, we act as both the agent for our Clients as well as the appointed representative of the insurance carriers. We receive a percentage of the premium for each policy based on the commission rates determined by the insurance carriers, which may change at the discretion of the carrier at renewal. We share a percentage of commission revenue with our Branches and MGA Agencies based on the terms of the Branch agreement or MGA Agency agreement. The share of commission revenue we pay to our Branches or MGA Agencies is a commission expense and a component of our overall expenses. To the extent that a carrier changes commission rates, those changes are also reflected in the share of commissions we pay to Branches and MGA Agencies. The commission expenses paid to Branches and MGA Agencies are a component of our overall expenses, and therefore the greater the commission expense remitted, the lower our potential profitability. Solely for our Corporate Branches, we retain 100% of the commission income received from insurance carriers and are responsible for 100% of the Corporate Branches’ expenses.
Our independent distribution platform offers our Branches and MGA Agencies a choice of contracts to execute with us, including Branch contracts, MGA contracts and producer contracts, and our programs include admitted and non-admitted insurance products, personal, commercial, life, and health lines of business, as well as proprietary programs only available through TWFG. We also participate in M&A activities with our Branches as part of our commitment to support their continued growth.
TWFG Agencies are fundamentally entrepreneurial, and focused on building and scaling their business, and we provide them with speed to market, the benefits of scale, administrative support, training, tools, insurance carrier access and M&A growth opportunities that enable TWFG Agencies to take their agency to the next level and better assist our Clients.
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
Our business
As a retail and wholesale distributor, we operate within the broader P&C distribution market. Retail and wholesale insurance brokers facilitate the placement of P&C insurance products in the admitted insurance markets, which are regulated in each state by the respective state’s government, and E&S markets, which are often inaccessible by small agencies. We primarily distribute personal P&C lines insurance and commercial P&C lines insurance (14.3%

and 7.2% industry premium growth in 2023, respectively, according to data provided by S&P Global Market Intelligence). Based on revenue, we are the eighth largest personal lines agency in the United States, according to the Insurance Journal’s 2024 Top 100 Property/Casualty Agencies.
The demand for our products is significant and expanding. As a distributor of these products, we compete based on reputation, Client service, industry insights, product offerings, ability to tailor our services to the specific needs of a Client and offering competitive options and services.
We operate through two primary offerings: (1) Insurance Services, through TWFG’s exclusive Branch agreements or what we refer to as “Agency-in-a-Box” (over 500 agencies) and through Corporate Branches (approximately 14 agencies) and (2) TWFG MGA (over 2,100 agencies).
Insurance Services (82% of 2024 Revenue): Branch principals have nearly 18 years of insurance industry experience, on average, with established local relationships and deep ties to their communities.

TWFG Branch Agency Principals Insurance Industry Experience
2%
6%
16%
76%
11+ Years
6-10 Years
3-5 Years
Less Than 3 Years

(as of December 31, 2024)

TWFG Branch Agency Tenure
28%
34%
16%
22%
11+ Years
6-10 Years
3-5 Years
Less Than 3 Years

(as of December 31, 2024)

Agency-in-a-Box (66% of 2024 Revenue)
As a turnkey solution for new Branches, we facilitate the administrative work of operating an agency, allowing agents to focus on growing their business and serving our Clients. Our solution includes an agency management system, insurance carrier access, MGA access, training, mobile technology, virtual assistants, marketing tools, agency commission processing, agency bill accounting and M&A support.
Central to our best-in-class value proposition is a revenue and work sharing model that is efficient and mutually beneficial to the agents and to us. This arrangement acts as a powerful incentive, motivating agents to broaden our Books of Business, add new business lines and emphasize Client retention. Our model not only improves agents’ income but offers a compelling built-in succession plan at fair market value that encourages long-term Client relationships, high-quality service and growth.
Unlike some other insurance distribution models, the operating costs incurred by our Branches do not transfer to TWFG. Instead, we receive all commission revenue and subsequently pay and record a commission expense to each Branch based on the relevant exclusive Branch agreement. The Branch is responsible for its operating costs, including fees for technology, E&O coverage and other services charged by us. This approach results in a streamlined and cost-effective operation, allowing us to concentrate on providing support, technology, marketing tools and additional growth opportunities to Branches. We believe our strategic approach to revenue sharing, expense management and growth is a cornerstone of our collective success.
Setting up an agency from scratch requires significant investment upfront in agency management systems and infrastructure, marketing and support functions, as well as a significant time investment in securing insurance carrier appointments, negotiating contracts, and training and development. Our Agency-in-a-Box offering is designed to assist independent and experienced captive agents with all of the foregoing and achieve scale and efficiency operating as a Branch.
Corporate Branches (16% of 2024 Revenue)
A portion of our branches are wholly owned by TWFG. These Corporate Branches were developed organically or acquired from third parties, and we retain 100% of the commission income received from insurance carriers and are responsible for 100% of the Corporate Branches’ expenses. We have two compensation structures for our agents within our Corporate Branches. Our employee agents receive salaries, employee benefits and bonuses for services rendered, while our non-employee agents receive commission payments.
Prior to the IPO, our Branch agreements contained provisions that gave our Branches the right to be acquired by us upon completion of our initial public offering of our Class A Common Stock. We offered all of our existing Branches the opportunity to be acquired by us for consideration consisting of a combination of cash and our equity. We performed diligence on the Branches that elected to be purchased in order to establish valuations, and we negotiated pricing for the acquisitions based on multiples of revenue or Adjusted EBITDA, growth rates and loss ratios of the Branches. In January 2024, we acquired nine of our Branches for a total purchase price of $40.8 million and converted them into Corporate Branches or employees, which was additive to our net income and Adjusted EBITDA. Separately, in 2023, we completed five asset acquisitions in excess of $0.5 million in annual revenue for a total purchase price of $19.4 million. These acquisitions were added to our Corporate Branches, which increased our 2023 revenues by $2.3 million. We expect to have sufficient financial resources for the next 12 months to provide any necessary capital to the Branches that we acquired in 2023 and 2024 and converted into Corporate Branches. See Note 4, “Intangible Assets” to our consolidated financial statements included elsewhere in this Annual Report for information regarding the accounting for these acquired assets and their impact on our consolidated financial condition. Also see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the impact of the acquisitions on our results of operations.
We review acquisition opportunities and consider whether the acquisition would be beneficial as a Corporate Branch or a Branch operating through our Agency-in-a-Box offering. Branches with annual revenues greater than $1.0 million in a geography where we currently do not have a physical location may be considered as a candidate for a Corporate Branch acquisition. Branches with less than $1.0 million in annual revenues and near another Branch are considered as candidates for acquisition by another Branch in the same geographic area. Until recently, we have not sought to acquire our existing Branches and instead have preferred combining an existing Branch with another Branch operating through our Agency-in-a-Box offering or with a new Branch joining the TWFG organization.

TWFG MGA (17% of 2024 Revenue): Through our TWFG MGA offering, we facilitate the placement of traditional and hard-to-place personal and commercial insurance risks. We provide access to insurance carrier relationships and products in both the admitted market and the E&S markets, which are often inaccessible by small agencies. We provide third-party administration, insurance carrier access and brokerage services, allowing MGA Agencies across the country to place business through markets they would otherwise not have access to based on their size relative to minimum volume requirements various insurance carriers use to offer new agent appointments. Similar to our Agency-in-a-Box offering, we receive all commission revenue earned by MGA Agencies and subsequently pay and record a commission expense to MGA Agencies based on the relevant MGA agreement. None of the operating costs incurred by the MGA Agencies are assumed by TWFG.

Revenue Mix ($MM)
$1
$16
$2
$83
$1
$28
$2
$94
$2
$30
$3
$119
$1
$31
$7
$133
$2
$34
$33
$135
2020
2021
2022
2023
2024
Insurance Services - Agency-In-A-Box
Insurance Services - Corporate Branches
TWFG MGA
Other

For additional information related to the breakdown of revenues and for a breakdown of commission income by offering for the years ended December 31, 2024 and 2023, please see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our geographic presence
Although a significant portion of our business is concentrated in Texas, California and Louisiana (representing 52.5%, 16.2% and 13.9%, respectively, of our Total Written Premiums in 2024), we are licensed in all 50 states and have a physical presence in 42 states and the District of Columbia across our Insurance Services and TWFG MGA offerings. The Company has been expanding throughout the US, both through the recruitment of start-up agencies, and through strategic acquisitions. This expansion includes the addition of insurance agents in Colorado, Connecticut, Idaho, Indiana, Missouri, Nevada, New Mexico, Oregon, South Carolina, South Dakota, Tennessee, Utah, Vermont, Washington and Wyoming.

TWFG National Footprint

- TWFG is Licensed in All 50 States

TWFG Branch
TWFG Branch & TWFG MGA
TWFG MGA
Future TWFG Expansion

Our products
The insurance products we distribute primarily consist of personal and commercial lines, including auto, home, renters, life, health, motorcycle, umbrella, boat, recreational vehicles, flood, wind, event, luxury items, general liability, property, business auto, workers’ compensation, business owner policy, professional liability, commercial bonds and group benefits. Through our TWFG MGA, we also provide access to admitted insurance markets, which are regulated in each state by the respective state’s government, and E&S markets, which are often inaccessible by small agencies. We offer exclusive programs in certain niches, including catastrophe-exposed property and high-value homes, within our footprint. The insurance products that we distribute are binding contracts between our Clients and the insurance carriers. In certain cases, we collect premiums on behalf of the insurance carriers. We do not underwrite risks in exchange for premiums. We placed $1,476 million of Total Written Premium in 2024 in both of our offerings and are constantly evaluating opportunities to enhance our capacity.

All Written Premium Mix by Line of Business
2024
19%
12%
31%
38%
Commercial Lines
Other Personal Lines
Personal Auto
Homeowners

Commercial Lines 19%
All Personal Lines 81%

All Insurance Services Premium Mix by Line of Business 2024

21%
35%
13%
31%
Commercial Lines
Other Personal Lines
Personal Auto
Homeowners

Commercial Lines 21%
All Personal Lines 79%

All TWFG MGA Premium Mix by Line of Business
2024
9%
7%
28%
56%
Commercial Lines
Other Personal Lines
Personal Auto
Homeowners

Commercial Lines 9%
All Personal Lines 91%
Our competitive strengths
We have an established track record of sustainable growth regardless of economic and P&C pricing cycles.
For over two decades, we have successfully navigated economic cycles to generate Organic Revenue Growth and healthy Adjusted Free Cash Flow. We believe that our growth is a function of our value proposition to agents, our reputation for consistency and fairness, our efficient operations, and our positioning relative to an industry shift in distribution from the captive model to the independent agent model.
Three structural shifts in insurance distribution that have supported our growth are gaining additional momentum: (1) insurance carriers are continuing to pivot their business models away from captive distribution; (2) direct-to-consumer insurance carriers are working with independent agents to access an additional distribution channel; and (3) smaller agencies are facing difficulties in securing appointments with insurance carriers as they look to be more efficient in their distribution. We believe that these persistent structural shifts, coupled with our business model, serve as tailwinds for our business and make us well-positioned to continue to benefit from the accelerating momentum toward the independent agency model.

Innovation is a core tenet of our business, and we have a demonstrated ability to swiftly innovate when challenges or opportunities arise. Our revenue and work sharing model is an innovation in itself and offers agents an alternative to traditional distribution models. At each inflection point in our history, we have sought to create novel solutions for TWFG Agencies and our Clients.
We offer a proven, turnkey Agency-in-a-Box solution to captive and independent agents seeking choice for Clients, expanded insurance carrier access, accelerated growth, independence and succession planning.
We consider our Agency-in-a-Box offering to be one of the most compelling value propositions in the market for entrepreneurial agents. In addition to removing much of the administrative burden of operating an independent agency and providing access to additional markets, our solution offers an exceptional revenue sharing model that allows our Branches to staff their businesses adequately, provide excellent Client service and enjoy profitable growth. Our offerings also provide the opportunity to sell all lines of insurance, grow through M&A and formulate succession strategies that we believe could be mutually beneficial for the Branch principal and TWFG.
We believe our differentiated value proposition makes TWFG the partner of choice for independent agents as well as captive agents looking to become independent. Many of our agents come from a captive agency background and are a large source of our current agent pipeline. Branches have access to administrative support and an expansive inventory of personal and commercial lines products, many of which they may not otherwise be able to write. We couple product access with tools that typically would be cost prohibitive to an independent agent, including an intuitive agency management system, scaled technology infrastructure, an integrated marketing solution and easy-to-use web and mobile application-based Client tools. These capabilities help drive efficiencies and allow Branches to focus their time on expanding their business and providing high-quality Client service.
We are trusted by insurance carriers, offering them efficient, effective and experienced distribution on a national scale.
Our twenty-plus year track record, expanding agent footprint, consistent growth and collaborative approach to managing portfolios provides our over 300 insurance carriers access to a profitable, efficient distribution channel.
By providing centralized insurance carrier relations, third-party administrative services and managing our network’s premium volume and commissions, we provide an easy opportunity for insurance carriers to operate with us. For certain lines of business, insurance carriers delegate underwriting duties to us, which include the authority to bind a policy within negotiated limits and criteria. These underwriting duties are regulated by the contract with, and underwriting guidelines established by, the insurance carriers.
TWFG’s Branch principals average approximately 18 years of insurance industry experience and have deep ties with their respective communities. Agents’ long-standing relationships with our Clients allow them to conduct business with an understanding of local nuances and preferences. We believe these relationships, coupled with access to the wide range of insurance carriers and products offered by TWFG, allows TWFG Agencies to find optimal solutions for our Clients.
We have a proven, experienced management team supported by a strong culture.
Our cohesive management team has extensive industry experience and has successfully grown our company since our formation in 2001. Our founder and Chief Executive Officer, Richard F. (“Gordy”) Bunch III, a former insurance agent and executive, created TWFG with a mantra of “Built by Agents, for Agents.” He identified the frictions inherent to captive distribution and set out to build a platform with tools and support functions that could better serve independent agents looking to operate their own businesses. This foresight has positioned TWFG to benefit from a decades-long structural shift to independent agents that continues to gain momentum today. Our executive management team has an average of over 25 years of insurance industry experience and is supported by a deep bench of talented managers with extensive skillsets across operations, marketing, finance, distribution, recruiting and technology. We enjoy a close-knit, collaborative culture with a long history of internal career advancement and giving back to our community.

Key elements of our growth strategy
Attracting new agents to our platform: We attract a diverse mix of agents to our platform, particularly those with experience, some of whom are in the prime of their “growth years” and some of whom are interested in succession planning and eventual monetization of the business they have built. We seek experienced agents who add to the growth, expertise and culture of our company. Experienced agents bring an existing Book of Business when joining us or work with us to quickly develop a Book of Business based on their existing centers of influence, which often translates to near-term productivity and accelerated revenue generation. We believe our approach cultivates deeper, longer-term relationships between the agent and our Client, as well as between the agent and TWFG. We also believe the brand awareness with being a public company will result in more recruiting and M&A opportunities.
TWFG offers a financially compelling and thoughtful pathway for agents who have built stable Books of Business and are contemplating long-term succession planning. To facilitate succession planning, we offer TWFG Agencies that are Branches or MGA Agencies the ability to sell their Books of Business to TWFG, enabling a smooth handover of Client relationships and operational responsibilities. The transitioning Branch principal continues to operate the business while mentoring the next generation to replace them at exit or retirement. This approach ensures the smooth continuity of service for Clients and provides a rewarding exit for the retiring agent. TWFG Agencies that are MGA Agencies and that sell their Books of Business to us can either become part of our Agency-in-a-Box offering or become Corporate Branches. In general, Books of Business purchased in specific locations are placed with the existing Branch in such locations.
Expanding our product portfolio: As we increase our Branch count and expand our expertise and offerings, we move closer to evolving our platform into one that can meet the needs of a much broader population of potential Clients. We are strategically expanding our reach in specialty distribution through wholesale and MGA distribution channels. Our structured agreements with MGAs, who in turn have established agreements with leading wholesale brokers and insurance carriers, form an expansive product offering that allows us to broaden our specialty insurance product offerings. This network enhances our value proposition to insurance carriers and Clients alike and expands growth beyond personal lines products. Finally, we are constantly surveying the insurance landscape for M&A opportunities that provide expertise and scale in areas outside of personal lines and small business insurance.
Helping our Branches grow: We support organic growth for our Branches through product expansion, training opportunities and centralized resources. We offer a corporate marketing team with extensive experience in building local strategies and content to support our Branches. Our automated marketing campaign tools across mediums and numerous marketing initiatives throughout the year help maintain Client relationships and grow new Client relationships. We encourage a proactive approach to growing local presence for our Branches, such as civic engagement, formal center of influence referral agreements, lead generation and producer hiring. Many TWFG Agencies further expand their sphere of influence by participating in local Business Network International (BNI) networks and civic organizations.
TWFG also works with our Branches to enable them to expand their own Books of Business through M&A support. Our Branches acquire smaller-sized agencies that allow them to grow, add new talent and provide additional services. TWFG provides due diligence and post-acquisition integration, so the Branch can focus on retaining and expanding the acquired Client relationships.
Partner of choice for M&A targets: In a highly fragmented industry with approximately 39,000 independent agencies and brokerages as of 2024, our objective is to stand out as a preferred partner for agencies seeking accelerated growth and succession planning. We believe that the fragmented industry landscape presents us with the opportunity to continue acquiring high-quality targets. We focus on agencies that enhance our capabilities and that can be integrated in the TWFG ecosystem. Our M&A strategy entails crafting a compelling value proposition for agencies, including a robust operational backbone, a wide array of insurance products and markets, a collaborative culture that values individual legacies and the opportunity for long-term growth. We also prioritize a transparent and equitable transaction process to help ensure a good relationship and alignment from the outset.
Our deal structures offer payment up front, providing agency sellers certainty of payment value, while at the same time limiting our contingent liabilities or future earnout payments. TWFG is well-positioned with a strong balance sheet and healthy Adjusted Free Cash Flow, offering our M&A targets confidence that they are transitioning to an organization that strives for sustainable growth and opportunity. Our past acquisitions help lead to referrals and testimonials, creating a flywheel effect for new agencies considering joining TWFG, whereby the more transactions we complete, the more we have access to. Our past acquisitions have become a meaningful part of our future organic growth through integration onto our platform. We expect this dynamic to continue well into the future. While we are planning to continue to focus on our Agency-in-a-Box offering, we also expect to grow our Corporate Branches (organically or through third-party acquisitions).
Intellectual property
We rely on a combination of copyright, trademark, trade dress and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property and proprietary rights, including our Book of Business. These laws, procedures and restrictions provide only limited protection.
We have registered “TWFG” and “Our Policy is Caring” as trademarks in the United States.
We enter into agreements with our employees, contractors, insurance carriers and other parties with whom we do business to limit access to and disclosure of our proprietary information. We cannot assure you that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying or the reverse engineering of our proprietary information, including by third parties who may use our proprietary information to develop products and services that compete with ours. Moreover, others may independently develop products or services that are competitive with ours or that infringe on, misappropriate or otherwise violate our intellectual property and proprietary rights, and policing the unauthorized use of our intellectual property and proprietary rights can be difficult. The enforcement of our intellectual property and proprietary rights also depends on any legal actions we may bring against any such parties being successful, but these actions are costly, time-consuming and may not be successful, even when our rights have been infringed, misappropriated or otherwise violated.
Companies in the insurance industry and other entities may own large numbers of copyrights, trademarks and other intellectual property and proprietary rights, and these companies and entities have and may in the future request license agreements, threaten litigation or file suit against us based on allegations of infringement, misappropriation or other violations of their intellectual property and proprietary rights.
See Item 1A. “Risk factors—Risks relating to intellectual property and cybersecurity” for a more comprehensive description of risks related to our intellectual property.
Regulatory matters
Licensing. Our business activities are subject to licensing requirements and extensive regulation under the laws of the states in which we operate. Regulatory authorities in the states in which our operating subsidiaries conduct business may require individual or company licensing to act as producers, brokers, agents, third-party administrators, managing general agents, reinsurance intermediaries or adjusters. Under the laws of most states in the United States, regulatory authorities have relatively broad discretion with respect to granting, renewing and revoking producers’, brokers’ and agents’ licenses to transact business in the state. The operating terms may vary according to the licensing requirements of the particular state, which may require that a firm operate in the state through a local corporation.
Fiduciary funds. Insurance authorities in the United States have also enacted laws and regulations governing the investment of funds, such as premiums and claims proceeds, held in a fiduciary capacity for others. These laws and regulations generally require the segregation of these fiduciary funds and limit the types of investments that may be made with them.
Agent and broker compensation. Some states permit insurance agents to charge policy fees, while other states prohibit this practice. In recent years, several states considered new legislation or regulations regarding the compensation of brokers by insurance carriers. The proposals ranged in nature from new disclosure requirements to new duties on insurance agents and brokers in dealing with Clients.
Rate regulation. Nearly all states have insurance laws requiring personal P&C insurance carriers to file rating plans, policy or coverage forms, and other information with the state’s regulatory authority. In many cases, such rating plans, policy or coverage forms, or both must be approved prior to use.
The speed with which an insurer can change rates in response to competition or in response to increasing costs depends, in part, on whether the rating laws are (i) prior approval, (ii) file-and-use, or (iii) use-and-file laws. In states having prior approval laws, the regulator must approve a rate before the insurer may use it. In states having file-and-use laws, the insurer does not have to wait for the regulator’s approval to use a rate, but the rate must be filed with the regulatory authority prior to being used. A use-and-file law requires an insurer to file rates within a certain period of time after the insurer begins using them. Eighteen states, including California and New York, have prior approval laws. Under all three types of rating laws, the regulator has the authority to disapprove a rate filing.
While we are not an insurer, and thus not required to file our own rating plans with the state’s regulatory authority, our commissions are derived from a percentage of the premium rates set by insurers in conjunction with state law.
Excess and Surplus Regulation. The E&S market generally provides insurance for businesses that are unable to obtain coverage from Admitted insurance carriers because of their high or complex risk profile or the unique nature or size of the risk. The surplus lines transaction is facilitated through a licensed and regulated surplus lines broker. It is the licensed surplus lines broker that is responsible for: (i) selecting an eligible surplus lines insurer; (ii) reporting the surplus lines transaction to insurance regulators; (iii) remitting the premium tax due on the transaction to state tax authorities; and (iv) assuring compliance with all the requirements of the surplus lines codes. State surplus lines laws, or laws pertaining to non-admitted insurance business, require that surplus lines brokers comply with diligent search/exempt commercial purchaser laws and affidavit/document filing requirements, as well as requiring the collection and paying of any taxes, stamping fees, assessment fees, and other applicable charges on such business. Surplus lines brokers are often subject to special licensing, surplus lines tax, and/or due diligence requirements by the home state of the insured. Fines for failing to comply with these surplus lines requirements, specifically for failing to comply with the surplus lines licensing or due diligence requirements, vary by state but can range to several hundred thousand dollars.
Privacy regulation. Federal law and the laws of many states require financial institutions to protect the security and confidentiality of client information and to notify clients about their policies and practices relating to collection and disclosure of client information and their policies relating to protecting the security and confidentiality of that information. Federal law and the laws of many states also regulate disclosures and disposal of client information. Congress, state legislatures, and regulatory authorities are expected to consider additional regulation relating to privacy and other aspects of client information.
Competition
The insurance brokerage business is highly competitive, and numerous firms actively compete with us for clients and insurance markets. Competition in the insurance business is largely based upon innovation, knowledge, terms and condition of coverage, quality of service and price. A number of firms and banks with substantially greater resources and market presence compete with us.
Our brokerage operations compete with firms, which operate globally or nationally or are strong in a particular region or locality and may have, in that region or locality, an office with revenues as large as or larger than those of our corresponding local office. We believe that the primary factors determining our competitive position with other organizations in our industry are the quality of the services we render, the technology we use, the diversity of products we offer, and the overall costs to our Clients. Our offerings are fulsome and flexible in that we offer many lines of insurance, multiple distribution contract options, M&A services, proprietary virtual assistants, proprietary technology, proprietary premium financing, unlimited continuing education, recognition programs, co-op funding, marketing support and overall lower costs to operate.
A number of insurance carriers directly sell insurance, primarily to individuals, and do not pay commissions to third-party agents and brokers.
Human capital management
Our culture is the foundation of everything we do. We enjoy a close-knit, collaborative culture with a long history of internal career advancement and giving back to our community. Our key differentiator is not only our talent and expertise but also the creativity and execution we deliver on behalf of our Clients. Our commitment to attracting and retaining top industry talent to assist our Clients is matched only by our entrepreneurial spirit and passion for excellence.
As of December 31, 2024, we employed approximately 293 people with 23 offices across the United States and approximately 68 people in the Philippines. We also engage temporary employees and consultants. None of our employees are represented by unions. We offer competitive compensation and benefits programs to attract and retain top talent.

We believe that our commitment to protecting what matters most — our clients, communities, and stakeholders — would not be possible without the broad array of experiences and professional and personal backgrounds across our team.
Relationship with RenaissanceRe
RenaissanceRe Holdings Ltd., through its wholly-owned subsidiary RenaissanceRe Ventures U.S. LLC (“RenRe”), has been an investor in the Company since 2018. Jonathan Anderson is one of our directors and the Senior Vice President, Global Head - Strategic Investments of RenaissanceRe Holdings Ltd.
Organizational structure
The Company is the sole managing member of TWFG Holding. TWFG, Inc. was incorporated as a Delaware corporation on January 8, 2024 for the purpose of facilitating the IPO and other Reorganization Transactions described below in order to carry on the business of TWFG Holding and its consolidated subsidiaries. On July 19, 2024, TWFG completed an IPO of 11,000,000 shares of its Class A Common Stock at an initial public offering price of $17.00 per share. On July 23, 2024, the underwriters purchased an additional 1,650,000 shares of Class A Common Stock at $17.00 per share pursuant to the underwriters’ over-allotment option. The operations of TWFG Holding represent the predecessor to TWFG, Inc. prior to the IPO.
Prior to the consummation of the Reorganization Transactions described below and the IPO, (i) less than 5% of TWFG Holding’s outstanding ownership interests were owned by new members that received Class A interests in TWFG Holding as consideration in transactions in which TWFG Holding acquired insurance services businesses owned by such new members (the “New Members”) and (ii) the remaining TWFG Holding outstanding ownership interests were owned beneficially by Bunch Holdings, RenRe and GHC Woodlands Holdings LLC (“GHC” and, together with Bunch Holdings and RenRe and each of their permitted transferees, the “Pre-IPO LLC Members” or “Continuing Pre-IPO LLC Members”).
In connection with the IPO, TWFG Holding completed the following transactions to implement an internal reorganization (the “Reorganization Transactions”):
•The Company, TWFG Holding and each of the Pre-IPO LLC Members entered into the third amended and restated TWFG Holding LLC agreement (the “TWFG LLC Agreement”), which among other items, appointed the Company as the sole managing member of TWFG Holding and modified the TWFG Holding capital structure by reclassifying the interest held by the Pre-IPO LLC Members and New Members into a single new class of non-voting common interest units (the “LLC Units”).
•TWFG’s certificate of incorporation was amended and restated to, among other items, authorize the issuance of three classes of common stock: Class A Common Stock, Class B Common Stock and Class C Common Stock. Each share of Class A Common Stock entitles its holder to one vote per share on all matters submitted to a vote of the stockholders, each share of Class B Voting Stock entitles its holder to one vote per share on all matters submitted to a vote of the stockholders and each share of Class C Common Stock initially entitles its holder to ten votes per share on all matters submitted to a vote of the stockholders. Each share of non-economic Class C Common Stock is entitled to one vote per share automatically (i) 12 months following the death or disability of Richard F. (“Gordy”) Bunch III or (ii) upon the first trading day on or after such date that the outstanding shares of non-economic Class C Common Stock represent less than 10% of the then-outstanding Class A Common Stock, non-economic Class B Common Stock and non-economic Class C Common Stock, which, in either instance, may be extended to 18 months upon affirmative approval of a majority of the independent directors;
•342,362 LLC Units held by Bunch Holdings were exchanged into 342,362 shares of Class A Common Stock of the Company; and
•Bunch Holdings was issued 33,893,810 shares of non-economic Class C Common Stock, RenRe was issued 5,457,417 shares of non-economic Class B Common Stock; GHC was issued 1,820,234 shares of non-economic Class B Common Stock; and the New Members were issued 1,819,512 shares of Class A Common Stock, each in an amount equal to the number of LLC Units previously held by each such Pre-IPO LLC Member and New Members.
As of December 31, 2024, TWFG Inc. owned 26.5% of TWFG Holding and the non-controlling interest holders owned the remaining 73.5% of TWFG Holding.

Implications of being an emerging growth company
As a company with less than $1.235 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act provides that an “emerging growth company” can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. As an emerging growth company, we intend to, and may for up to five years, take advantage of specified exemptions from reporting and other regulatory requirements that are otherwise applicable generally to public companies. These exemptions include:
•exemption of the auditor attestation requirement on the effectiveness of our system of internal control over financial reporting;
•exemption to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on frequency” and “say-on-golden-parachute” votes);
•exemption from certain executive compensation disclosure provisions requiring a pay-for-performance graph and chief executive officer pay ratio disclosure;
•eligibility to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act; and
•no requirement for our independent registered public accounting firm to conduct an audit of our internal control over financial reporting.
We may take advantage of these provisions until we are no longer an emerging growth company, which will occur on the earliest of (i) the last day of the fiscal year following the fifth anniversary of the IPO, (ii) the last day of the fiscal year in which we have equal to or more than $1.235 billion in annual revenue, (iii) the date on which we issue more than $1.0 billion of non-convertible debt over a three-year period or (iv) the date on which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
The Company is an emerging growth company and has elected to avail itself of the extended transition period for complying with new or revised accounting standards.
Principal executive offices and internet address
Our principal executive offices are located at 10055 Grogans Mill Rd. Suite 500, The Woodlands, Texas 77380, and our telephone number is (281) 367-3424. Our website address is www.twfg.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available through our website, free of charge, as soon as reasonably practical after we electronically file or furnish the reports to the Securities and Exchange Commission (“SEC”). Also available on the Company’s website are the Company’s Code of Ethics and Business Conduct (“Code of Ethics”), Whistleblower Policy, as well as the charters of the audit and compensation committees. Information on our website or any other website is not incorporated by reference into this Annual Report and does not constitute a part of this Annual Report. Any amendments to the Code of Ethics, or any waivers of its requirements for which disclosure is required will be disclosed on our website.
The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Item 1A. Risk Factors
An investment in our Class A Common Stock involves a high degree of risk. You should carefully consider the following risks, as well as the other information contained in this Annual Report, before making an investment in our Class A Common Stock. If any of the following risks actually occur, our business, financial condition and results of operations may be materially adversely affected. In such an event, the trading price of our shares of Class A Common Stock could decline and you could lose part or all of your investment.

Risks relating to our business
An overall decline in economic activity could have a material adverse effect on the financial condition and results of operations of our business.
Factors, such as business revenue, economic conditions, the volatility and strength of the capital markets, inflation and public health emergencies, can affect the business and economic environment. For example, in recent years, the global economic environment was characterized by persistent inflation, rising interest rates, volatility in global financial markets (leading to, among other things, a decline in equity prices), continued supply chain complications, recessionary fears, and geopolitical uncertainty, including the war between Russia and Ukraine and the war between Israel and Hamas, and these wars’ impacts on global security and markets.
The demand for P&C generally rises as the overall level of household income increases and generally falls as household income decreases, affecting both the commissions and fees generated by our business. The economic activity that impacts P&C is most closely correlated with employment levels, corporate revenue and asset values. Additionally, insurance carrier losses from inflation, rising interest rates and natural or man-made disasters could impact our contingent income, which is primarily driven by insurance carrier underwriting results and, to a lesser extent, the volume of business we place with them, as determined by the loss ratios determined by the insurance carriers. For example, carrier underwriting losses attributable to hurricanes, wildfires, and other catastrophes in 2024 may result in the Company receiving lower contingent income in the future. In addition, an increase in consumer preference for car- and ride-sharing services, as opposed to automobile ownership, may result in a long-term reduction in the number of vehicles per capita, and consequently the automobile insurance industry. Downward fluctuations in the year-over-year insurance premium charged by insurance carriers to protect against the same risk, referred to in the industry as softening of the insurance market, could adversely affect our business as a significant portion of the commissions and fees we earn is paid as a percentage of premium charged to our Clients. Insolvencies and consolidations associated with an economic downturn, especially insolvencies in the insurance industry, could adversely affect our brokerage business through the loss of Clients by hampering our ability to place insurance business. Also, some of our Clients may experience liquidity problems or other financial difficulties in the event of a prolonged deterioration in the economy, which could have an adverse effect on our collectability of receivables or our Clients may have less need for insurance coverage, cancel existing insurance policies, modify their coverage or not renew the policies they hold with us. In addition, E&O claims against us may increase in economic downturns, also adversely affecting our brokerage business. A decline in economic activity could have a material adverse effect on our business, financial condition and results of operations.
Furthermore, a portion of our operating expenses refers to employee compensation and benefits, which are sensitive to inflation. To maintain our ability to successfully compete for the best talent, rising inflation rates may require us to provide compensation increases beyond historical increases, which may increase our compensation costs. Consequently, inflation is expected to increase our operating expenses over time and may adversely impact our results of operations.
Changes in prevailing interest rates or U.S. monetary policies that affect interest rates, as well as changes in tariffs and other trade measures, could adversely affect our business.
Major slowdowns in the various housing markets we serve, including as a result of changes in prevailing interest rates or U.S. monetary policies that affect interest rates, could adversely impact our ability to generate new business. For example, this may impact the market for new homes or autos, which could adversely impact our personal lines, Clients or the market for small business start-ups, which could adversely impact our commercial lines Clients. Any changes in U.S. trade policy, including new and existing tariffs as well as other trade measures, could result in reduced economic activity, increased costs in operating our business, reduced demand and/or changes in purchasing behaviors for new homes or autos, material changes in the pricing of new homes or autos, limits on trade with the United States or other potentially adverse economic outcomes. Further, such changes in U.S. trade policy could trigger retaliatory actions, including tariffs and other trade measures, by affected countries, resulting in “trade wars,” which could affect the volume of economic activity in the U.S., including demand for our services. We cannot predict the impact of recent developments or future developments, and such existing or future tariffs or other trade measures could have a material adverse effect on our results of operations, financial position and cash flows. Furthermore, during inflationary periods, interest rates have historically increased, which would have a direct effect on the interest expense in case we decide to refinance our existing long-term borrowings, or incur any additional indebtedness.

Volatility or declines in premiums or other adverse trends in the insurance industry may seriously undermine our profitability.
We derive most of our revenue from commissions and fees. We do not determine the insurance premiums on which our commissions are generally based. Moreover, insurance premiums are cyclical in nature and may vary widely based on market conditions. Because of market cycles for insurance product pricing, which we cannot predict or control, our commission revenues and profitability can be volatile or remain depressed for significant periods of time. In addition, there have been and may continue to be various trends in the insurance industry toward alternative insurance markets including, among other considerations, greater levels of self-insurance, captives, rent-a-captives, risk retention groups and non-insurance capital markets-based solutions to traditional insurance.
As traditional risk-bearing insurance carriers continue to outsource the production of premium revenue to non-affiliated brokers or agents, those insurance carriers may seek to further minimize their expenses by reducing the commission rates payable to insurance agents or brokers. The reduction of these commission rates, along with general volatility or declines in premiums, may significantly affect our revenues and, therefore, our profitability.
Because we do not determine the timing or extent of premium pricing changes, it is difficult to precisely forecast our commission revenues, including whether they will significantly decline. As a result, we may have to adjust our budgets for future acquisitions, capital expenditures, dividend payments, loan repayments and other expenditures to account for unexpected changes in revenues, and any decreases in premium rates may adversely affect our business, financial condition and results of operations.
Because the revenue we earn on the sale of certain insurance products is based on premiums and commission rates set by insurance carriers, any decreases in these premiums or commission rates, or actions by insurance carriers seeking repayment of commissions, could result in revenue decreases or expenses to us.
Insurance carriers or their affiliates may under certain circumstances seek the chargeback or repayment of commissions as a result of a policy lapse, surrender, cancellation, rescission, default, or upon other specified circumstances. As a result of the chargeback or required repayment of commissions, we may incur an expense in a particular period related to revenue previously recognized in a prior period and reflected in our financial statements. Such an expense could have a material adverse effect on our results of operations and financial condition, particularly if the expense is greater than the amount of related revenue retained by us.
The commission rates are set by insurance carriers and are based on the premiums that the insurance carriers charge. The potential for changes in premium rates is significant, due to pricing cyclicality in the insurance market. In addition, the insurance industry has been characterized by periods of intense price competition due to excessive underwriting capacity and periods of favorable premium levels due to shortages of capacity.
Capacity could also be reduced by insurance carriers failing or withdrawing from writing certain coverages that we offer our Clients. Commission rates and premiums can change based on prevailing legislative, economic and competitive factors that affect insurance carriers. These factors, which are not within our control, include the capacity of insurance carriers to place new business, underwriting and non-underwriting profits of insurance carriers, consumer demand for insurance products, the availability of comparable products from other insurance carriers at a lower cost and the availability of alternative insurance products, such as government benefits and self-insurance products, to consumers. We cannot predict the timing or extent of future changes in commission rates or premiums or the effect any of these changes will have on our business, financial condition and results of operations.
We derive a significant portion of our insurance carrier capacity from a limited number of insurance carriers. If one or more of these insurance carriers terminated their arrangement with us, it could result in less favorable arrangements with new insurance carriers and additional expense.
For the year ended December 31, 2024 and 2023, five insurance carriers accounted for 44.2% and 43.1%, respectively, of our Total Written Premium. For the year ended December 31, 2024, The Progressive Corporation accounted for 13% of our total revenues, and for the year ended December 31, 2023, The Progressive Corporation and The Travelers Companies, Inc. accounted for 11% and 10% of our total revenues, respectively. Should any of these insurance carriers seek to terminate their arrangement with us, we could be forced to move our business to another insurance carrier, which could result in less favorable arrangements and additional expense.

Additionally, portions of our receivables are increasingly concentrated in certain businesses and geographies and the loss of significant insurance carrier relationships that serve such businesses or geographies could result in a more severe negative affect on our business, results or operations with respect to such businesses or geographies.
We may be negatively affected by the cyclicality of and the economic conditions in the markets in which we operate, including changes to the financial strength of insurance carriers.
The insurance market in which we operate has historically been cyclical based on the underwriting capacity of the insurance carriers operating in this market, general economic conditions, state regulatory responses to market conditions and natural disasters and other social, economic and business factors. In a period of decreasing insurance capacity or higher than typical loss ratios across an insurance segment or segments, insurance carriers may raise premium rates. This type of market frequently is referred to as a “hard” market. In a period of increasing insurance capacity or lower than typical loss ratios across an insurance segment or segments, insurance carriers may reduce premium rates and business might migrate away from the E&S market and into the admitted market. This type of market frequently is referred to as a “soft” market. Our results of operations are affected by this cyclicality of the market. The frequency and severity of natural disasters, other catastrophic events (such as hurricanes, wildfires and pandemics), social inflation, and reductions or increases in insurance capacity can affect the timing, duration and extent of industry cycles for many of the product lines we distribute. It is very difficult to predict the severity, timing or duration of these cycles and the related responses of insurance carriers and regulators.
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
Contingent commissions we receive from insurance carriers are less predictable than standard commissions, and any decrease in the amount of these kinds of commissions we receive could adversely affect our results of operations.
Typically an average of approximately 3% of our total revenue consists of contingent commissions we receive from insurance carriers. Contingent commissions are paid by certain insurance carriers based upon the profitability, volume or growth of the business placed with those insurance carriers during the prior year. If, due to the current economic environment or for any other reason, including weather-related factors, we are unable to meet applicable profitability, volume or growth thresholds, or if one or more insurance carriers increase their estimate of loss reserves (over which we have no control), contingent commissions we receive could be less than anticipated, which could adversely affect our business, financial condition and results of operations.
Our international operations pose certain risks to our business that may be different from risks associated with our domestic operations.
We have employees and other labor sources and operations in the Philippines, vendors (including third party technology providers) outside of the U.S., and we may in the future expand our operations to other countries. While these arrangements may lower operating costs, they also subject us to the uncertain political climates, including political unrest and uncertainty, and potential disruptions in international trade, economic sanctions, as well as import and export controls and any amendments to those laws, as well as potentially increased data security and privacy risks and local economic, fluctuations in the value of currency and inflation and labor conditions.
Our oversight aimed at ensuring adherence to applicable quality and compliance standards may be more difficult with employees, labor sources, operations or vendors located outside of the United States and may both make it more difficult for us to achieve our operational objectives and expose us to additional liability. Countries outside of the United States may be subject to relatively higher degrees of political, financial and social instability and may lack the infrastructure to withstand political unrest or natural disasters. The occurrence of natural disasters, pandemics or political or economic instability in these countries or regions could interfere with work performed by these labor sources and vendors or could result in our having to replace or reduce these labor sources or vendors. Our operations or vendors in other countries could potentially shut down suddenly for any reason, including financial problems or personnel issues. Such disruptions could decrease efficiency, increase our costs, and have an adverse effect on our business and results of operations.

The practice of utilizing labor based in foreign countries has come under increased scrutiny in the United States. Governmental authorities could seek to impose financial costs or restrictions on foreign companies providing services to clients or companies in the United States. Governmental authorities may attempt to prohibit or otherwise discourage us from sourcing services from offshore labor. In addition, insurance carriers may require us to use labor based in the United States for regulatory or other reasons. To the extent that we are required to use labor based in the United States, we may face increased costs as a result of higher-priced U.S.-based labor.
Compliance with U.S. and applicable foreign laws and regulations, such as economic sanctions, import and export controls, anti-corruption laws, tax laws, foreign exchange controls, data privacy and data localization requirements, labor laws, and anti-competition regulations, increases the costs of operating in foreign jurisdictions. We cannot predict how these laws or their interpretation, administration and enforcement will change over time. Although we have implemented policies and procedures to comply with these laws and regulations, a violation by our employees, labor sources, or vendors, or related to our operations, could nevertheless occur. In some cases, compliance with the laws and regulations of one country could violate the laws and regulations of another country. Violations of these laws and regulations could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions, and could materially adversely affect our brand, growth efforts and business. Furthermore, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.
Furthermore, if the U.S. dollar were to weaken in relation to the currencies used in these foreign countries, that may also reduce the savings achievable through our strategy of contracting out certain services and could have an adverse effect on our business, financial condition and results of operations. Our failure to successfully manage our international operations and the associated risks effectively could limit the future growth of our business.
The occurrence of natural or man-made disasters could result in declines in business and increases in claims that could adversely affect our financial condition, results of operations and cash flows.
We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods, landslides, tornadoes, typhoons, tsunamis, hailstorms, explosions, climate events or weather patterns and pandemic health events, as well as man-made disasters, including acts of terrorism, military actions, security breaches, cyberattacks and other similar incidents, explosions and biological, chemical or radiological events. Climate change may cause more extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels and increased volatility in seasonal temperatures. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other impacts, result in a decline in business and increased claims from those areas. They could also result in reduced underwriting capacity of our insurance carriers, making it more difficult for our agents to place business. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations. Any increases in insurance carrier loss ratios due to natural or man-made disasters could impact our contingent commissions, which are primarily driven by both growth and profitability metrics.
A natural or man-made disaster also could disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us. Finally, a natural or man-made disaster could increase the incidence or severity of E&O claims against us.
Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.
Our operations are dependent upon our ability to protect our personnel, offices, and technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, protest or riot, security breach, cyberattack or other similar incident, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of personnel, office facilities, and the proper functioning of computer, telecommunication and other related systems and operations. We could potentially lose key executives, personnel, and Client data, or experience material adverse interruptions to our operations or delivery of services to Clients in a disaster recovery scenario. Our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged Client relationships, or legal liability. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.
Climate risks, including the risk of an economic crisis, risks associated with the physical effects of climate change and disruptions caused by the transition to a low-carbon economy, could adversely affect our business, results of operations and financial condition.
The effects of climate change continue to create an alarming level of concern for the state of the global environment. As a result, the global business community has increased its political and social awareness surrounding the issue. Though the federal government has recently issued policies to reverse climate-related regulatory trends, international, state, and local agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. If new legislation or regulation is enacted, we could incur increased costs and capital expenditures to comply, which may impact our financial condition and operating performance.
In addition, the U.S. Federal Reserve has identified climate change as a systemic risk to the economy. It also reported that a gradual change in investor sentiment regarding climate risk introduces the possibility of abrupt tipping points or significant swings in sentiment, which could create unpredictable follow-on effects in financial markets, and we may be negatively impacted by a general economic decline. While the U.S. Federal Reserve withdrew from the Network of Central Banks and Supervisors for Greening the Financial System on January 17, 2025, potentially signaling a reversal of climate change policies, these risks remain and international, state, and local agencies continue to propose numerous initiatives to supplement the global effort to combat climate change.
Moreover, if our insurance carriers fail or withdraw from offering certain lines of coverage because of large payouts related to climate change, overall risk-taking capital capacity could be negatively affected, which could reduce our ability to place certain lines of coverage and, as a result, reduce our revenues and profitability.
Furthermore, climate change may pose physical risks to our business, since it may exacerbate the frequency and intensity of unfavorable weather conditions, such as fires, hurricanes, tornadoes, drought, water shortages, rainfall or unseasonably warm weather. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.
Our business is subject to risks related to legal proceedings, changing government regulations, and governmental inquiries.
We are subject to litigation, regulatory investigations and claims arising in the normal course of our business operations. The risks associated with these matters often may be difficult to assess or quantify and the existence and magnitude of potential claims often remain unknown for substantial periods of time. While we have insurance coverage for some of these potential claims, others may not be covered by insurance, insurance carriers may dispute coverage or any ultimate liabilities may exceed our coverage.
We may be subject to actions and claims relating to the sale of insurance, including the suitability of such products and services. Actions and claims may result in the rescission of such sales; consequently, insurance carriers may seek to recoup commissions paid to us, which may lead to legal action against us. The outcome of such actions cannot be predicted and such claims or actions could have a material adverse effect on our business, financial condition and results of operations.
We are subject to laws and regulations, as well as regulatory investigations. The insurance industry has been subject to a significant level of scrutiny by various regulatory bodies, including state attorneys general and insurance departments, concerning certain practices within the insurance industry, as well as those regulating international trade such as economic sanctions, anti-money laundering and counter-terrorism financing. From time-to-time, we receive informational requests from governmental authorities. We have cooperated and will continue to cooperate fully with all governmental agencies.
There have been a number of revisions to existing, or proposals to modify or enact new laws and regulations regarding insurance agents and brokers. These actions have imposed or could impose additional obligations on us with respect to our products sold. Some insurance carriers have agreed with regulatory authorities to end the payment of contingent commissions on insurance products, which could impact our commissions that are based on the volume, consistency and profitability of business generated by us.
We cannot predict the impact that any new laws, rules or regulations may have on our business and financial results, particularly in light of potential changes implemented by the new Trump administration. Given the current regulatory environment and the number of Branches operating in local markets throughout the country, it is possible that we will become subject to further governmental inquiries and subpoenas and have lawsuits filed against us. Regulators may raise issues during investigations, examinations or audits that could, if determined adversely, have a material impact on us. The interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact. We could also be materially adversely affected by any new industry-wide regulations or practices that may result from these proceedings.
Our involvement in any investigations and lawsuits would cause us to incur additional legal and other costs and, if we were found to have violated any laws, we could be required to pay fines, damages and other costs, perhaps in material amounts. Regardless of final costs, these matters could have a material adverse effect on us by exposing us to negative publicity, reputational damage, harm to Client relationships, or diversion of personnel and management resources.
Our business, financial condition and results of operations may be negatively affected by E&O claims.
We have significant insurance agency and brokerage operations, and are subject to claims and litigation in the ordinary course of business resulting from alleged and actual errors and omissions in placing insurance and rendering coverage advice. These activities, if any, could involve substantial amounts of money. Since E&O claims against us may allege our liability for all or part of the amounts in question, claimants may seek large damage awards. These claims can involve significant defense costs. Errors and omissions could include failure, whether negligently or intentionally, to place coverage on behalf of Clients, to provide insurance carriers with complete and accurate information relating to the risks being insured, or to appropriately apply funds that we hold in trust. It is not always possible to prevent or detect errors and omissions, and the precautions we take may not be effective in all cases. Given the unpredictability of E&O claims and of litigation that could flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on our results of operations, financial condition or cash flow in a given quarterly or annual period.
We have E&O insurance coverage to protect against the risk of liability resulting from our alleged and actual errors and omissions. If we exhaust or materially deplete our coverage under our E&O policy, it would have a significant adverse financial impact. Prices for this insurance and the scope and limits of the coverage terms available are dependent on our claims history as well as market conditions that are outside of our control. While we endeavor to purchase coverage that is appropriate to our assessment of our risk, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages or whether our E&O insurance will cover such claims.
Competition in our industry is intense and, if we are unable to compete effectively, we may lose Clients and our financial results may be negatively affected.
The business of providing insurance products and services is highly competitive and we expect competition to intensify. To the extent that the financial services industry experiences further consolidation, we may experience increased competition from insurance carriers and the financial services industry, as a growing number of larger financial institutions increasingly, and aggressively, offer a wider variety of financial services, including insurance intermediary services. We compete for Clients on the basis of reputation, Client service, program and product offerings and our ability to tailor products and services to meet the specific needs of a Client.
We actively compete with numerous integrated financial services organizations and technology companies as well as insurance carriers and brokers, producer groups, individual insurance agents, investment management firms, independent financial planners and broker-dealers. Competition may reduce the fees that we can obtain for services provided, which would have an adverse effect on revenue and margins. Many of our competitors have greater financial and marketing resources than we do and may be able to offer products and services that we do not currently offer and may not offer in the future.
In addition, in recent years, private equity sponsors have invested tens of billions of dollars into the insurance sector, transforming existing players and creating new ones to compete with large brokers. These new competitors, alliances among competitors or mergers of competitors could emerge and gain significant market share, and some of our competitors may have or may develop a lower cost structure, adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services that we offer or develop. Competitors may be able to respond to the need for technological changes and innovate faster, or price their services more aggressively. They may also compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share more effectively than we do. To respond to increased competition and pricing pressure, we may have to lower the cost of our services or decrease the level of service provided to Clients, which could have an adverse effect on our business, financial condition and results of operations. In addition, a number of insurance carriers are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to brokers or other market intermediaries. Furthermore, we compete with various other companies that provide risk-related services or alternatives to traditional insurance services, including insurtech start-up companies, which are focused on using technology and innovation, including artificial intelligence, digital platforms, data analytics, robotics and blockchain, to simplify and improve the Client experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the industries in which we operate.
Underwriting management and binding authority are dependent upon contracts between us and the insurance carriers. Those contracts can be terminated by the insurance carrier with little advance notice. Moreover, upon expiration of the contract term, insurance carriers may choose those agreements to lapse or request changes in the terms of the program, including the scope of our underwriting authority or the amount of commissions we receive, which could reduce our revenues from the program.
Poor risk selection, failure to maintain robust pricing models and failure to monitor claims activity could adversely affect our ability to renew contracts or to develop new products with new or existing insurance carriers. The termination of the services of our specialties, or a change in the terms of any of these programs, could harm our business and operating results, including the opportunity to receive contingent commissions.
Some of our competitors may be able to sustain the costs of litigation more effectively than we can because they have substantially greater resources. In the event any of such competitors initiate litigation against us, such litigation, even if without merit, could be time-consuming and costly to defend and may divert management’s attention and resources away from our business and adversely affect our business, financial condition and results of operations.
Similarly, any increase in competition due to new legislative or industry developments could adversely affect us. These developments may include:
•Increased capital raising by insurance carriers, which could result in new capital in the industry, which in turn may lead to more competition and lower insurance premiums and commissions;
•Increased sales of insurance by insurance carriers directly to Clients without the involvement of a broker or other intermediary;
•Termination of the services of our specialties, or a change in the terms of any of these programs, including the opportunity to receive contingent commissions;
•Changes in our business compensation model as a result of regulatory or competitive developments;
•Federal and state governments establishing programs to provide property insurance in catastrophe-prone areas or other alternative market types of coverage that compete with, or completely replace, insurance products offered by insurance carriers;
•Climate change regulation in the United States, individual states, or around the world moving us toward a low-carbon economy, which could create new competitive pressures around innovative insurance solutions; and
•Increased competition from new market participants such as banks, accounting firms, consulting firms and Internet or other technology firms offering risk management or insurance brokerage services, or new distribution channels for insurance such as payroll firms.
New competition as a result of these or other competitive or industry developments could cause the demand for our products and services to decrease, which could in turn adversely affect our business, financial condition and results of operations.
We may lose Clients or business in our TWFG MGA offering as a result of consolidation within the retail insurance brokerage industry.
We derive a substantial portion of our TWFG MGA business from our relationships with retail insurance brokerage firms. There has been considerable consolidation in the retail insurance brokerage industry, driven primarily by the acquisition of small and mid-size retail insurance brokerage firms by larger brokerage firms, financial institutions or other organizations. We expect this trend to continue. As a result, we may lose all or a substantial portion of the business we obtain from retail insurance brokerage firms that are acquired by other firms who have their own wholesale insurance brokerage operations or established relationships with other wholesale insurance brokerage firms. To date, our business has not been materially affected by consolidation among retail insurance brokers.

However, we cannot be assured that we will not be affected by industry consolidation that occurs in the future, particularly if any of our significant retail insurance brokerage Clients are acquired by retail insurance brokers with their own wholesale insurance brokerage operations or preferred relationships with wholesalers other than TWFG.
Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our competitive position and results of operations.
We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms or at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests. If we raise additional debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other matters:
•develop and enhance our product offerings;
•continue to expand our organization;
•hire, train and retain employees;
•respond to competitive pressures or unanticipated working capital requirements; or
•pursue acquisition opportunities.
An impairment of intangible assets could have a material adverse effect on our financial condition and results of operations.
As of December 31, 2024 and December 31, 2023, intangible assets represented 22.6% and 31.6%, respectively, of our total assets. Intangible assets are stated at cost, less accumulated amortization, and are amortized on the straight-line method over their respective estimated useful lives. We also evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable. If we determine that intangible assets are impaired, we would be required to write-down the value of these assets.
We may in the future be required to take additional intangible asset impairment charges. Any such non-cash charges could have a material adverse effect on our financial condition and results of operations.
Regulations affecting insurance carriers with which we place business affect how we conduct our operations.
Insurance carriers are also regulated by state insurance departments and are subject to reserve and other requirements. We cannot guarantee that all insurance carriers with which we do business comply with regulations instituted by state insurance departments. We may need to expend resources to address questions or concerns regarding our relationships with these insurance carriers, diverting resources away from operating our business and adversely affecting our business, financial condition and results of operations.
Because our business is highly concentrated in Texas, California and Louisiana, adverse economic conditions, natural disasters, or regulatory changes in these states could adversely affect our financial condition.
A significant portion of our business is concentrated in Texas, California and Louisiana, representing 52.5%, 16.2% and 13.9%, respectively, of our Total Written Premiums in 2024. The insurance business is primarily a state-regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry. Because our business is concentrated in the states identified above, we face greater exposure to unfavorable changes in regulatory conditions in those states than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could adversely affect our financial condition, results of operations and cash flows. We are susceptible to losses and interruptions caused by hurricanes (particularly in Texas, where our headquarters and several offices are located), earthquakes, power shortages, telecommunications failures, water shortages, floods, fire, extreme weather conditions, geopolitical events such as terrorist acts and other natural or man-made disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms. For example, recent catastrophes, carrier underwriting losses, and regulatory actions in California may result in a significant decline in the availability of homeowners insurance products and carrier markets.
Non-compliance with or changes in laws, regulations or licensing requirements applicable to us could restrict our ability to conduct our business.
The industry in which we operate is subject to extensive regulation. We are subject to regulation and supervision both federally and in each applicable local jurisdiction. In general, these regulations are designed to protect Clients, insurance carriers and other parties and to protect the integrity of the financial markets, rather than to protect stockholders or creditors. Our ability to conduct business in these jurisdictions depends on our compliance with the rules and regulations promulgated by federal regulatory bodies and other regulatory authorities. Failure to comply with regulatory requirements, or changes in regulatory requirements or interpretations, could result in actions by regulators, potentially leading to fines and penalties, adverse publicity and damage to our reputation in the marketplace. There can be no assurance that we will be able to adapt effectively to any changes in law. In extreme cases, revocation of our or a subsidiary’s authority to do business in one or more jurisdictions could result from failure to comply with regulatory requirements. In addition, we could face lawsuits by Clients, insurance carriers and other parties for alleged violations of certain of these laws and regulations. It is difficult to predict whether changes resulting from new laws and regulations, as well as changes in interpretation of current laws and regulations, will affect the industry or our business and, if so, to what degree.
TWFG Agencies and employees who engage in the solicitation, negotiation or sale of insurance, or provide certain other insurance services, generally are required to be licensed individually. Insurance laws and regulations govern whether licensees may share commissions with unlicensed entities and individuals. We believe that any payments we make to third parties are in compliance with applicable laws. However, should any regulatory agency take a contrary position and prevail, we will be required to change the manner in which we pay fees to such employees or principals or require entities receiving such payments to become registered or licensed.
State insurance laws grant supervisory agencies, including state insurance departments, broad administrative authority. State insurance regulators and the National Association of Insurance Commissioners continually review existing laws and regulations, some of which affect our business. These supervisory agencies regulate many aspects of the insurance business, including the licensing of insurance brokers and agents and other insurance intermediaries, the handling of third-party funds held in trust, and trade practices, such as marketing, advertising and compensation arrangements entered into by insurance brokers and agents. This legal and regulatory oversight could reduce our profitability or limit our growth by increasing the costs of legal and regulatory compliance, and by limiting or restricting the products or services we sell, the markets we serve or enter, the methods by which we sell our products and services, and the form of compensation we can accept from our Clients, insurance carriers and third parties. Moreover, in response to perceived excessive cost or inadequacy of available insurance, states have from time to time created state insurance funds and assigned risk pools, which compete directly, on a subsidized basis, with private insurance providers.
In the United States, the California Consumer Privacy Act (the “CCPA”) came into effect in January 2020 and introduced several new concepts to local privacy requirements, including increased transparency and rights such as access and deletion and an ability to opt out of the “sale” of personal information. Following the passage of the CCPA, multiple other U.S. states have introduced similar bills, some more comprehensive than the CCPA. This, along with a growing number of other U.S. states that are proposing new privacy laws, has created the need for multi-state compliance. We continue to monitor and adapt to this evolving privacy landscape. On November 3, 2020, Californians voted to approve Proposition 24, a ballot measure that creates the California Privacy Rights Act (“CPRA”). Most of the CPRA’s substantive provisions took effect on January 1, 2023. The CPRA amends and expands the rights and obligations under the CCPA and adds new requirements with which businesses must comply, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. The CPRA also created the California Privacy Protection Agency, a California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. New regulations under the CPRA are expected to impose more specific requirements under the law.
At the federal level, we are subject to, among other laws, rules and regulations, the Gramm-Leach-Bliley Act (“GLBA”), which requires financial institutions, including insurance carriers, to, among other things, periodically disclose their privacy policies and practices relating to sharing personal information and, in some cases, enables retail clients to opt out of the sharing of certain personal information with unaffiliated third parties. The GLBA also requires financial institutions to implement an information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of client records and information. We are also subject to the rules and regulations promulgated under the authority of the Federal Trade Commission (“FTC”), which regulates unfair or deceptive acts or practices, including with respect to data privacy and cybersecurity. Moreover, the U.S. Congress has recently considered, and is currently considering, various proposals for more comprehensive data privacy and cybersecurity legislation, to which we may be subject if passed.
There is also continued legislative interest in passing a federal privacy law. In addition to data protection laws, foreign countries and U.S. states have enacted and continue to consider enacting cybersecurity laws and regulations. For example, the New York State Department of Financial Services issued in 2023 cybersecurity regulations which imposed an array of detailed security measures on covered entities. A number of states have also adopted laws covering data collected by insurance licensees that include security and breach notification requirements. The existing privacy-related laws and regulations are subject to potentially differing interpretations. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may divert resources from other initiatives and projects and could restrict the way services involving data are offered, all of which may adversely affect our results of operations.
Our acquisitions of new businesses and our continued operational changes and entry into new jurisdictions and new service offerings increase our legal and regulatory compliance complexity, as well as the type of governmental oversight to which we may be subject.
Furthermore, our online privacy policy and website make certain statements regarding our privacy, information security, and data security practices with regard to information collected from participants. Failure to adhere to such practices may result in regulatory scrutiny, investigations and enforcement actions, complaints by affected participants or Clients, reputational damage and other harm to our business. Any failure, or perceived failure, by us or our third-party vendors to comply with posted privacy policies or with any FTC requirements or orders or other U.S. federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or other third-parties, and could result in fines or other liabilities, which could adversely affect our business and reputation. In addition, a failure or perceived failure to comply with industry standards or with posted privacy policies and practices could result in a loss of customers and adversely affect our business and reputation. U.S. federal, state and international governmental authorities also continue to evaluate the privacy implications inherent in the use of web trackers, including the use of "cookies" for tracking and behavioral advertising. A failure by either us or the third-party service providers with whom we share personal information to address privacy or security concerns, even if unfounded, or to comply with applicable laws and regulations, could result in additional costs and liability, damage to our reputation, and harm to our business.
Federal, state and other regulatory authorities have focused on, and continue to devote substantial attention to, the insurance industry as well as to the sale of products or services to seniors. Regulatory review or the issuance of interpretations of existing laws and regulations may result in the enactment of new laws and regulations that could adversely affect our operations or our ability to conduct business profitably. We are unable to predict whether any such laws or regulations will be enacted and to what extent such laws and regulations would affect our business.
Changes in tax laws or regulations that are applied adversely to us or our Clients may have a material adverse effect on our business, cash flow, financial condition or results of operations.
We are subject to taxation at the federal, state and local levels in the United States and the Philippines. Our future effective tax rate and cash flows could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in statutory rates and other legislative changes, changes in the valuation of our deferred tax assets and liabilities, changes in determinations regarding the jurisdictions in which we are subject to tax, and our ability to repatriate earnings from foreign jurisdictions. From time to time, U.S. federal, state and local and foreign governments make substantive changes to tax rules and their application, which could result in materially higher corporate taxes than would be incurred under existing tax law and could adversely affect our financial condition or results of operations. We are subject to ongoing and periodic tax audits and disputes in U.S. federal and various state, local and foreign jurisdictions. An unfavorable outcome from any tax audit could result in higher tax costs, penalties and interest, thereby adversely affecting our financial condition or results of operations. In addition, changes in tax laws in the United States could materially affect the amount of payments that we are obligated to make under the tax receivable agreement we entered into with the Pre-IPO LLC Members in connection with the IPO (the “Tax Receivable Agreement”).

In addition, we are directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations worldwide. Changes in such legislation, regulation or interpretation could increase our taxes and have an adverse effect on our operating results and financial condition. For example, the Organization for Economic Co-operation and Development and numerous jurisdictions have had an increased focus on issues concerning the taxation of multinational businesses and several related reforms have been put forth (including the implementation of a global minimum tax rate of at least 15% for large multinational businesses). These rules, should they be implemented via domestic legislation of countries or via international treaties, could have a material impact on our effective tax rate or result in higher cash tax liabilities. There can be no assurance that our tax payments, tax credits, or incentives will not be adversely affected by these or other initiatives.
Proposed tort reform legislation, if enacted, could decrease demand for casualty insurance, thereby reducing our commission revenues.
Legislation concerning tort reform has been considered, from time-to-time, in the U.S. Congress and in several state legislatures. Among the provisions considered in such legislation have been limitations on damage awards, including punitive damages, and various restrictions applicable to class action lawsuits. Enactment of these or similar provisions by Congress, or by states in which we sell insurance, could reduce the demand for casualty insurance policies or lead to a decrease in policy limits of such policies sold, thereby reducing our commission revenues.
Our handling of Client funds and surplus lines taxes exposes us to complex fiduciary regulations.
In certain cases, within our Insurance Services offering, we collect premiums from Clients of all of our agencies and, after deducting our commissions and fees, remit the premiums to insurance carriers. We also collect surplus line taxes for remittance to state taxing authorities. Additionally, within TWFG MGA, we have agreements with certain insurance carriers whereby we remit claim payments or premium refunds to the Clients on behalf of the insurance carriers. Consequently, at any given time, we may hold funds of our Clients, insurance carriers and taxes, and we are subject to various laws and regulations governing the holding, management, and investing of these Client and tax funds. Any loss, theft or misappropriation of these funds, caused by employee or third-party fraud, execution of unauthorized transactions, errors relating to transaction processing, or other events could subject us, in addition to claims brought forth by Clients, insurance carriers and insurance intermediaries, to fines, penalties and reputational risk as a result of fiduciary breach and adversely affect our results of operations.
While we are in possession of Client and insurance carrier premiums and surplus line taxes, we may invest those funds in interest-bearing demand deposit accounts with banks. If the bank with which they are held experiences any illiquidity or insolvency event, we may not be able to access Client funds timely, if at all, which could significantly affect our results of operations and financial condition and expose us to additional legal and regulatory fines or sanctions. See also “—We could incur substantial losses from our cash and investment accounts if one of the financial institutions that we use fails or is taken over by the U.S. Federal Deposit Insurance Corporation (“FDIC”).”
Regulatory oversight generally also includes licensing of insurance brokers and agents, MGA or general underwriting operations, and the regulation of the handling and investment of Client, insurance carrier and tax funds held in trust.
Our results may be adversely affected by changes in the mode of compensation in the insurance industry.
In the past, state regulators have scrutinized the manner in which insurance brokers are compensated. For example, the Attorney General of the State of New York brought charges against members of the insurance brokerage community. Given that the insurance brokerage industry has faced scrutiny from regulators in the past over its compensation practices, and the transparency and discourse to Clients regarding brokers’ compensation, it is possible that regulators may choose to revisit the same or other practices in the future. If they do so, compliance with new regulations along with any sanctions that might be imposed for past practices deemed improper could have an adverse impact on our future results of operations and inflict significant reputational harm on our business.
If we are unable to apply technology effectively in driving value for our Clients through technology-based solutions or gain internal efficiencies and effective internal controls through the application of technology and related tools, our operating results, Client relationships, growth and compliance programs could be adversely affected.
Our future success depends, in part, on our ability to anticipate and respond effectively to the threat of digital disruption and other technology change. These may include new applications or insurance-related services based on artificial intelligence, machine learning, robotics, blockchain or new approaches to data mining. We may be exposed to competitive risks related to the adoption and application of new technologies by established market participants (for example, through disintermediation) or new entrants such as technology companies, insurtech start-up companies and others. We must also develop and implement technology solutions and technical expertise among our employees that anticipate and keep pace with rapid and continuing changes in technology, industry standards, Client preferences and internal control standards. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our operating results, Client relationships, growth and compliance programs.
In some cases, we depend on key vendors and other third parties to provide technology and other support for our strategic initiatives. If these third parties fail to perform their obligations or cease to work with us, our ability to execute on our strategic initiatives could be adversely affected.
Our business performance and growth plans could be negatively affected if we are not able to gain internal efficiencies through the application of technology or effectively apply technology in driving value for our Clients through innovation and technology-based solutions. Conversely, investments in internal systems or innovative product offerings may fail to yield sufficient return to cover their investments and the attention of the management team could be diverted.
Our success depends, in part, on our ability to develop and implement technology-based solutions that anticipate or keep pace with rapid and continuing changes in technology, industry standards, and Client preferences. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis. The effort to gain technological expertise, develop new technologies in our business, keep pace with technologies, and achieve internal efficiencies through technology require us to incur significant expenses and attract talent with the necessary skills. There is no assurance that our technological investments in internal systems and digital distribution platforms will achieve the intended efficiencies, and such unrealized savings or benefits could affect our results of operations. In addition, there is no assurance that our technological investments will properly facilitate our operational needs, and any failure of technology and automated systems to function or perform as expected could harm our operations, business and financial condition.
Additionally, if we cannot offer new technologies as quickly as our competitors, if our competitors develop more cost-effective technologies, or if our ideas are not accepted in the marketplace, it could have a material adverse effect on our ability to obtain and complete Client engagements.
We are continually developing and investing in innovative and novel service offerings that we believe will address needs that we identify in the markets. Nevertheless, for those efforts to produce meaningful value, we are reliant on a number of other factors, some of which are outside of our control. For example, starting each de novo MGA or insurance program takes a certain amount of investment before we are able to secure insurance carriers to support the underwriting, which is a precursor to entering the marketplace. Even after securing insurance carriers, we may not be able to compete effectively with other products in the marketplace on pricing, terms and conditions in order to be successful. The development and implementation of these offerings also may divert the attention of our management team.
We rely on the availability and performance of information technology services provided by third parties.
While we maintain some of our critical information technology systems, we are also dependent on third-party service providers to provide important information technology services relating to, among other things, agency management services, sales and service support, electronic communications and certain finance functions. If the service providers to which we outsource these functions do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs to correct errors made by such service providers. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through security breach, the loss of confidential proprietary or personal information (including sensitive personal information) through a security breach, or otherwise. While we or any of our third-party service providers have not experienced any material disruption, failure or breach impacting our or their information technology systems, any such disruption, failure or breach could adversely affect our business, financial condition and results of operations.
We rely on data from our Clients, third parties and insurance carriers for pricing and underwriting our insurance policies, the unavailability or inaccuracy of which could limit the functionality of our products and disrupt our business.
We use data, technology and intellectual property licensed from unaffiliated third parties in certain of our products, including insurance industry proprietary information that we license from third parties, and we may license additional third-party technology and intellectual property in the future. Any errors or defects in this third-party technology and intellectual property could result in errors that could harm our brand and business. In addition, licensed technology and intellectual property may not continue to be available on commercially reasonable terms, or at all. Also, should any third party refuse to license its proprietary information to us on the same terms that it offers to our competitors, we could be placed at a significant competitive disadvantage.
Further, although we believe that there are currently adequate replacements for the third-party technology and intellectual property we presently use, the loss of our right to use any of this technology and intellectual property could result in delays in producing or delivering affected products until equivalent technology or intellectual property is identified, licensed or otherwise procured, and integrated. Our business would be disrupted if any technology and intellectual property we license from others or functional equivalents of this software were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required either to attempt to redesign our products to function with technology and intellectual property available from other parties or to develop these components ourselves, which would result in increased costs and could result in delays in product sales and the release of new product offerings. Alternatively, we might be forced to limit the features available in affected products. Any of these results could harm our business, results of operations and financial condition.
We have debt outstanding, and the ability to borrow significantly greater amounts under our Revolving Credit Agreement (as defined below), which could adversely affect our financial flexibility, and our Credit Agreements (as defined below) subject us to restrictions and limitations that could significantly impact our ability to operate our business.
As of the date of this Annual Report, we had total debt outstanding under our Credit Agreements of approximately $5.9 million, consisting of $5.9 million outstanding under our Term Loan Credit Agreement, which total debt is secured by substantially all of our assets including rights to future commissions. For the years ended December 31, 2024 and December 31, 2023, we had debt servicing costs of $2.2 million and $1.0 million, respectively, all of which were attributable to interest and fees. In addition, under our Revolving Credit Agreement, we have the ability to borrow from time-to-time up to a principal amount of $50.0 million. The level of debt we have outstanding during any period could adversely affect our financial flexibility. We also bear risk at the time the debt matures. Our ability to make interest and principal payments, to refinance our debt obligations and to fund our planned capital expenditures will depend on our ability to generate cash from operations. Our ability to generate cash from operations is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising interest rates. The need to service our indebtedness will also reduce our ability to use cash for other purposes, including working capital, dividends to stockholders, acquisitions, capital expenditures, share repurchases, and general corporate purposes. Any failure to service payments of interest on or principal of our outstanding indebtedness on a timely basis would likely result in a reduction of our credit worthiness, which would also harm our ability to incur additional indebtedness. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, and investments, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, on favorable terms, or at all. We may not be able to refinance any of our indebtedness on favorable terms, or at all, which may not permit us to meet our scheduled debt service obligations. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants. In the absence of such cash flows and resources, we could face substantial liquidity problems and may be required to sell material assets or operations to attempt to meet our debt service obligations. If we cannot meet our debt service obligations, the holders of our indebtedness may accelerate such indebtedness and, to the extent such indebtedness is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our indebtedness.

The Credit Agreements governing our debt contain covenants that, among other matters and subject to certain exceptions, restrict our ability to make restricted payments, incur additional debt, engage in asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business or make investments. In addition, the Credit Agreements contain financial covenants that require us, subject to certain exceptions, to maintain a Consolidated Debt Service Coverage Ratio (as defined in the Revolving Credit Agreement) of at least 1.50 to 1.00 and a Consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) of not more than 2.00 to 1.00, in each case, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, and as of December 31, 2024 and December 31, 2023, we were in compliance with each such covenant. The restrictions in the Credit Agreements governing our debt may prevent us from taking actions that we believe would be in the best interest of our business and our stockholders and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that may subject us to additional or more restrictive covenants that could affect our financial and operational flexibility, including our ability to pay dividends. We cannot make any assurances that we will be able to refinance our debt or obtain additional financing on terms acceptable to us, or at all. A failure to comply with the restrictions under the Credit Agreements could result in a default or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could cause our obligations with respect to our debt to be accelerated and have a material adverse effect on our business, financial condition and results of operations.
Changes to TWFG Holding’s ownership, that of the guarantors under the Credit Agreements or our ownership could trigger a change of control default under our Credit Agreements.
A change of control default under our Credit Agreements will be triggered if: (i) any person or group (other than the Continuing Pre-IPO LLC Members or Richard F. (“Gordy”) Bunch III and his affiliates) acquires beneficial ownership (within the meaning of Rule 13d-3 and 13d-5 under the Exchange Act) of more than 35% of the total voting power represented by our outstanding voting stock, (ii) we cease to be the managing member of TWFG Holding , (iii) any person (other than us, the Continuing Pre-IPO LLC Members or Richard F. (“Gordy”) Bunch III and his affiliates) owns more than 35% of the membership interests of TWFG Holding or (iv) TWFG Holding shall cease to own, free and clear of all liens or other encumbrances (other than certain Permitted Liens as defined in our Credit Agreements), 100% of the outstanding voting equity interests of each guarantor (other than us) on a fully diluted basis, except as a result of a merger, consolidation or disposition permitted under the Credit Agreement. Such a default could result in the acceleration of repayment of our and our subsidiaries’ indebtedness, including borrowings under our Term Loan Credit Agreement (as defined below) and any amounts then outstanding under the Revolving Credit Agreement if not waived by the lenders under our Credit Agreements. Any acceleration of repayment of our and our subsidiaries’ indebtedness may negatively affect our financial condition and operating results. In addition, we may not have sufficient funds to finance repayment of any of such indebtedness upon any such change of control.
Any acceleration of repayment of our and our subsidiaries’ indebtedness may negatively affect our financial condition and operating results. In addition, we may not have sufficient funds to finance repayment of any of such indebtedness upon any such change of control.
We may require additional debt financing in the future, which may not be available or may be available only on unfavorable terms.
We may need to raise additional funds through debt financings or access funds through existing or new credit facilities. Any debt financing or refinancing, if available at all, may be on terms that are not favorable to us. Our access to funds under our Credit Agreements are dependent on the ability of the banks that are parties to Credit Agreements to meet their funding commitments. If we cannot obtain adequate capital or sources of credit on favorable terms, or at all, our business, results of operations, and financial condition could be adversely affected.
Our business, and therefore our results of operations and financial condition, may be adversely affected by further changes in the U.S.-based credit markets.
Although we are not currently experiencing any limitation of access to our Credit Agreements and are not aware of any issues impacting the ability or willingness of our lenders under such Credit Agreements to honor their commitments to extend us credit, the failure of a lender could adversely affect our ability to borrow under those Credit Agreements, which over time could negatively impact our ability to consummate acquisitions or make other capital expenditures. Tightening conditions in the credit markets could adversely affect the availability and terms of future borrowings or renewals or refinancing.

Our credit ratings are subject to change.
Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our securities. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing agency. Each agency’s rating should be evaluated independently of any other agency’s rating.
Changes in interest rates and deterioration of credit quality could reduce the value of our cash balances and adversely affect our financial condition or results.
Operating funds available for corporate use were $195.8 million and $39.3 million at December 31, 2024 and December 31, 2023, respectively, and are reported in cash and cash equivalents. Restricted cash held on behalf of Clients and insurance carriers was $9.6 million and $7.2 million at December 31, 2024 and December 31, 2023, respectively, are reported as restricted cash on the balance sheet. We may experience reduced investment earnings on our cash and short-term investments of restricted and operating funds if the yields on investments deemed to be low risk remain at or near their current low levels or fall below their current levels, or if negative yields on deposits or investments are experienced. On the other hand, higher interest rates could result in a higher discount rate used by investors to value our future cash flows thereby resulting in a lower valuation of the Company. In addition, during times of stress in the banking industry, counterparty risk can quickly escalate, potentially resulting in substantial losses for us as a result of our cash or other investments with such counterparties, as well as substantial losses for our Clients and the insurance carriers with which we work.
Our premium finance referral business is exposed to some of the economic risks of premium finance companies, including a higher risk of delinquency or collection, and could expose us to losses.
We assist in the placement of premium finance solutions through IPFS Corporation (“IPFS”), an entity licensed to refer premium financing arrangements, for the payment of premiums due on insurance coverage. While we are licensed to originate loans, at present we exclusively distribute on behalf of third-party capital providers. Nonetheless, as a participant in the placement of premium financing, IPFS is dependent upon the success of the companies to which we make referrals. Insurance premium finance arrangements involve a different, and possibly higher, risk of delinquency or collection than our other operations because these loans are originated, and many times funded, through relationships with unaffiliated insurance retail brokers and agent. If our referrals default on premium finance arrangements at a rate which is found to be unacceptable, premium finance companies may in the future refuse to accept referrals from us.
We could incur substantial losses from our cash and investment accounts if one of the financial institutions that we use fails or is taken over by the U.S. Federal Deposit Insurance Corporation (“FDIC”).
We maintain cash and investment balances, including funds held in trust, at a limited number of depository institutions in amounts that are significantly in excess of the limits insured by the FDIC. If one or more of the depository institutions with which we maintain significant cash balances were to fail or be taken over by the FDIC, our ability to access these funds might be temporarily or permanently limited, and we could face material liquidity problems and potential material financial loss.
If any of our MGA programs are terminated or changed, our business and operating results could be harmed.
In our underwriting management specialty, we act as an MGA for insurance carriers that have given us authority to underwrite and bind coverage on their behalf. Our MGA generated 17.0% and 18.0% of our consolidated total revenue for 2024 and 2023, respectively. Our MGA programs are governed by contracts between us and the participating insurance carriers. These contracts establish, among other matters, the underwriting and pricing guidelines for the program, the scope of our authority and our commission rates for policies that we underwrite under the program. These contracts typically can be terminated by the insurance carrier with very little advance notice. Moreover, upon expiration of the contract term, insurance carriers may request changes in the terms of the program, including the amount of commissions we receive, which could reduce our revenues from the program. The termination of any of our MGA programs, or a change in the terms of any of these programs, could harm our business and operating results. We cannot be assured that lost insurance capacity can be replaced or that other MGA programs will not be terminated or modified in the future. Moreover, we cannot be assured that we will be able to replace any of our MGA programs that are terminated with a similar program with other insurance carriers.

If our underwriting models contain errors or are otherwise ineffective, our reputation and relationships with insurance carriers, retail brokers and agents could be harmed.
Our ability to attract insurance carriers, retail brokers and agents to our TWFG MGA programs and binding authority operations is significantly dependent on our ability to effectively evaluate risks in accordance with insurance carrier underwriting policies. Our business depends in part on the accuracy and success of our underwriting model and the skill of our underwriters. To conduct this evaluation, we use proprietary underwriting models and third-party tools. If any of the models or tools that we use contain programming or other errors or are ineffective, if the data provided by Clients or third parties is incorrect or stale, or if we are unable to obtain accurate data from Clients or third parties, our pricing and approval process could be negatively affected, resulting in potential violations of underwriting authority and loss of business. This could damage our reputation and relationships with insurance carriers, retail brokers and agents, which could harm our business, financial condition and results of operations.
If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected.
Our business depends on our ability to obtain payment from insurance carriers of the amounts due to us for the work we perform. As of December 31, 2024 and December 31, 2023, our receivables for our commissions and fees were approximately $27.1 million and $19.1 million, respectively, or approximately 13.3% and 11.1%, respectively, of our total annual revenues in 2024 and 2023.
Macroeconomic or political conditions could result in financial difficulties for insurance carriers, which could cause insurance carriers to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance or default on their payment obligations to us.
Conditions impacting insurance carriers or other parties that we do business with may impact us.
We have a significant amount of accounts receivable from insurance carriers with which we place insurance. If those insurance carriers were to experience liquidity problems or other financial difficulties, we could encounter delays or defaults in payments owed to us, which could have a significant adverse impact on our financial condition and results of operations. The potential for an insurance carrier to cease writing insurance we offer our Clients could negatively impact overall capacity in the industry, which in turn could have the effect of reduced placement of certain lines and types of insurance and reduced revenue and profitability for us. Questions about an insurance carrier’s perceived stability or financial strength may contribute to such insurance carriers’ strategic decisions to focus on certain lines of insurance to the detriment of others. The failure of an insurance carrier with which we place insurance could result in E&O claims against us by our Clients, and the failure of our insurance carriers could make the E&O insurance we rely upon cost prohibitive or unavailable, which could have a significant adverse impact on our financial condition and results of operations. In addition, if any of our insurance carriers merge or if one of our large insurance carriers fails or withdraws from offering certain lines of insurance, overall risk-taking capital capacity could be negatively affected, which could reduce our ability to place certain lines of insurance and, as a result, reduce our commissions and fees and profitability. Such failures or insurance withdrawals on the part of our insurance carriers could occur for any number of reasons, including large unexpected payouts related to climate change or other emerging risk areas.
Our business may be harmed if we lose our relationships with insurance carriers, fail to maintain good relationships with insurance carriers, become dependent upon a limited number of insurance carriers or fail to develop new insurance carrier relationships.
Our business typically enters into contractual agency relationships with insurance carriers that are sometimes unique to TWFG, but non-exclusive and terminable on short notice by either party for any reason. In many cases, insurance carriers also have the ability to amend the terms of our agreements unilaterally on short notice. Insurance carriers may be unwilling to allow us to sell their existing or new insurance products or may amend our agreements with them, for a variety of reasons, including for competitive or regulatory reasons or because of a reluctance to distribute their products through our platform. Insurance carriers may decide to rely on their own internal distribution channels, choose to exclude us from their most profitable or popular products, or decide not to distribute insurance products in individual markets in certain geographies or altogether. The termination or amendment of our relationship with an insurance carrier could reduce the variety of insurance products we offer. We also could lose a source of, or be paid reduced commissions for, future sales and could reduce or lose renewal revenue for past sales. Our business could also be harmed if we fail to develop new insurance carrier relationships.

In the future, as our business and the insurance industry evolves, it may become necessary for us to offer insurance products from a reduced number of insurance carriers or to derive a greater portion of our revenues from a more concentrated number of insurance carriers. Should our dependence on a smaller number of insurance carriers increase, whether as a result of the termination of insurance carrier relationships, insurance carrier consolidation or otherwise, we may become more vulnerable to adverse changes in our relationships with our insurance carriers, particularly in states where we offer insurance products from a relatively small number of insurance carriers or where a small number of insurance carriers dominate the market, such as California and Louisiana. The termination, amendment or consolidation of our relationship with our insurance carriers could harm our business, financial condition and results of operations.
In connection with the implementation of our corporate strategies, we face risks associated with the acquisition or disposition of businesses, the entry into new lines of business, the integration of acquired businesses and the growth and development of these businesses.
In pursuing our corporate strategy, we may acquire other businesses or dispose of or exit businesses we currently own. The success of this strategy is dependent upon our ability to identify appropriate acquisition and disposition targets, negotiate transactions on favorable terms, complete transactions and, in the case of acquisitions, successfully integrate them into our existing businesses. If a proposed transaction is not consummated, the time and resources spent in researching it could adversely result in missed opportunities to locate and acquire other businesses. If acquisitions are made, there can be no assurance that we will realize the anticipated benefits of such acquisitions, including, but not limited to, revenue growth, operational efficiencies or expected synergies. If we dispose of or otherwise exit certain businesses, there can be no assurance that we will not incur certain disposition related charges, or that we will be able to reduce overhead related to the divested assets.
From time-to-time, either through acquisitions or internal development, we may enter new lines of business or offer new products and services within existing lines of business. These new lines of business or new products and services may present additional risks, particularly in circumstances where the markets are not fully developed. Such risks include the investment of significant time and resources; the possibility that these efforts will not be successful; the possibility that marketplace does not accept our products or services, or that we are unable to retain Clients that adopt our new products or services; and the risk of additional liabilities associated with these efforts. In addition, many of the businesses that we acquire and develop will likely have significantly smaller scales of operations prior to the implementation of our growth strategy. If we are not able to manage the growing complexity of these businesses, including improving, refining or revising our systems and operational practices, and enlarging the scale and scope of the businesses, our business may be adversely affected. Other risks include developing knowledge of and experience in the new business, integrating the acquired business into our systems and culture, recruiting professionals and developing and capitalizing on new relationships with experienced market participants. External factors, such as compliance with new or revised regulations, competitive alternatives and shifting market preferences may also impact the successful implementation of a new line of business. Failure to manage these risks in the acquisition or development of new businesses could materially and adversely affect our business, financial condition and results of operations.
Our success depends, in part, on our ability to attract and retain qualified talent, including our senior management team.
We depend upon members of our senior management team, who possess extensive knowledge and a deep understanding of our business and strategy. We could be adversely affected if we fail to plan adequately for the succession of these leaders. We are highly dependent on the services of Richard F. Bunch III, our Chief Executive Officer. Although we operate with a decentralized management system, the loss of our senior managers or other key personnel, or our inability to continue to identify, recruit and retain such personnel, could materially and adversely affect our business, financial condition and results of operation.
We could also be adversely affected if we fail to attract and retain talent and foster a collaborative workplace throughout our organization. Competition for talent is intense in many areas of our business. In addition, our industry has experienced competition for leading brokers and in the past we have lost key brokers and groups of brokers, along with their clients, business relationships and intellectual property directly to our competition. We enter into agreements with our Branches, which prohibit them from disclosing confidential information or soliciting our Clients, prospects and employees upon termination of the Branch agreement. Although we pursue legal actions for alleged breaches of non-compete or other restrictive covenants, theft of trade secrets, breaches of fiduciary duties, intellectual property infringement and related causes of action, such legal actions may not be effective in preventing such breaches, theft or infringement. In addition, the FTC has adopted new rules to, among other things, prohibit and make unenforceable any post-employment non-compete arrangement that restricts an employee or individual independent contractor, unless such arrangement was entered into in connection with an acquisition and meets certain conditions. While these rules have been challenged judicially and their implementation has been stayed, if the rules are ultimately upheld, or if we fail to adequately address any of the issues referred to above, we could experience a material adverse effect on our business, operating results and financial condition.
If we cannot maintain the valuable aspects of our Company’s culture as we grow, our business may be harmed.
We believe that our Company’s culture, including our management philosophy, has been a critical component to our success and that our culture creates an environment that drives and perpetuates our overall business strategy. We have invested substantial time and resources in building our team and we expect to continue to hire aggressively as we expand. As we grow and mature, we may find it difficult to maintain the valuable aspects of our Company’s culture.
Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute on our business strategy. If we are unsuccessful in recruiting, hiring, training, managing and integrating new employees, or retaining our existing employees, or if we fail to preserve the valuable aspects of our Company’s culture, it could materially impact our ability to service and attract new Clients, all of which would materially and adversely affect our business, financial condition and results of operations.
Damage to our reputation could have a material adverse effect on our business.
Our reputation is one of our key assets. We advise our Clients on and provide services related to a wide range of subjects and our ability to attract and retain Clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. If a Client is not satisfied with our services, it could cause us to incur additional costs and impair profitability or lose the Client relationship altogether, which may negatively impact other Clients’ perceptions regarding us. Our success is also dependent on maintaining a good reputation with existing and potential employees, investors, regulators and the communities in which we operate. Negative perceptions or publicity regarding these or other matters, including our association with Clients, agents or business partners who themselves have a damaged reputation, or from actual or alleged conduct by us or our employees, could damage our reputation. Any resulting erosion of trust and confidence among existing and potential Clients, regulators and other parties important to the success of our business could make it difficult for us to attract new Clients and maintain existing ones, which could have a material adverse effect on our business, financial condition and results of operations.
We rely on third parties to perform key functions of our business operations enabling our provision of services to our Clients. These third parties may act in ways that could harm our business.
We rely on third parties, and in some cases subcontractors, to provide services, data and information such as technology, information security, funds transfers, data processing, support functions and administration that are critical to the operations of our business. These third parties include correspondents, agents and other brokerage and intermediaries, insurance markets, data providers, plan trustees, payroll service providers, benefits administrators, software and system vendors, health plan providers, and providers of human resources, among others. As we do not fully control the actions of these third parties, we are subject to the risk that their decisions, actions, or inactions may adversely impact us, and replacing these service providers could create significant delay and expense. A failure by third parties to comply with service-level agreements or regulatory or legal requirements in a high-quality and timely manner, particularly during periods of our peak demand for their services, could result in economic and reputational harm to us. In addition, we face risks as we transition from in-house functions to third-party support functions and providers that there may be disruptions in service or other unintended results that may adversely affect our business operations. These third parties face their own technology, operating, business and economic risks, and any significant failures by them, including the improper use or disclosure of confidential client, employee or company information, could cause harm to our business and reputation. If one or more of these third parties, whether negligently or intentionally, fails to provide the risk-bearing insurance, capital as agreed, mishandles or misappropriates funds, or otherwise fails to properly provide products and services as expected, we face potential liability for damages and reputational harm. An interruption in or the cessation of service by any service provider as a result of systems failures, cybersecurity incidents, capacity constraints, financial difficulties, or for any other reason could disrupt our operations, impact our ability to offer certain products and services, and result in contractual or regulatory penalties, liability claims from Clients or employees, damage to our reputation, and harm to our business.
Our ability to attract and retain Clients, employees, investors, capital and insurer trading partners is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these matters could erode trust and confidence and damage our reputation among existing and potential Clients which in turn could make it difficult for us to maintain existing Clients and attract new ones. Damage to our reputation due to a failure to proactively communicate to stakeholders on changes in strategy and business plans could further affect the confidence of our Clients, regulators, creditors, investors, insurer trading partners and other parties that are important to our business, having a material adverse effect on our business, ability to raise capital, financial condition, and results of operations.
Our growth strategy may involve opening new offices, entering new product lines or establishing new distribution channels, and will involve hiring new brokers and underwriters, which will require substantial investment by us and may adversely affect our results of operations and cash flows in a particular period.
Our ability to grow organically depends in part on our ability to open new offices, enter new product lines, establish new distribution channels and recruit new wholesale brokers and underwriters. We can provide no assurances that we will be successful in any efforts to open new offices, develop de novo product lines, establish new distribution channels or hire new wholesale brokers or underwriters. The costs of opening a new office, entering a new product line, establishing a new distribution channel and hiring the necessary personnel to staff the office can be substantial, and we often are required to commit to multi-year, non-cancellable lease agreements. The cost of investing in new offices, brokers and underwriters may affect our results of operations and cash flows in a particular period. Moreover, we cannot assure you that we will be able to recover our investment in new offices, brokers or underwriters or that these offices, brokers and underwriters will achieve profitability.
Increasing scrutiny and changing expectations from investors, Clients and our employees with respect to our environmental, social and governance (“ESG”) practices may impose additional costs on us or expose us to new or additional risks.
There is increased and sometimes conflicting focus, including from governmental organizations, investors, employees and Clients, on ESG issues such as environmental stewardship, climate change, diversity and inclusion, pay equity, racial justice, workplace conduct and cybersecurity and data privacy. There can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s expectations as to our proper role. Negative public perception, adverse publicity or negative comments in social media, including as a result of actions taken by companies we acquire before the acquisition, could damage our reputation, or harm our relationships with regulators and the communities in which we operate, if we do not, or are not perceived to, adequately address these issues. Any harm to our reputation could impact employees’ engagement and retention and the willingness of Clients and insurance carriers to do business with us. In addition, negative public perception resulting from the potential conflict with anti-ESG initiatives from the U.S. federal and certain state governments and other stakeholders could damage our reputation with investors, customers, employees and regulators.
It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. Actual or perceived shortcomings with respect to our ESG initiatives and reporting could negatively impact our business. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices.
In addition, a variety of organizations have developed ratings to measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. Investments in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Unfavorable ratings of our company or our industry, as well as omission of inclusion of our stock into ESG-oriented investment funds may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price.

Risks relating to our Branch business
The failure to attract and retain highly qualified independent branches could compromise our ability to expand the TWFG network.
Our most important asset is the people in our network, and the success of TWFG depends largely on our ability to attract and retain high quality independent branches. The nature of Branch relationships can give rise to conflict. For example, Branches or agents may become dissatisfied with the amount of contractual fees owed under the Branch or other applicable arrangements, particularly in the event that we decide to increase fees further. They may disagree with certain network-wide policies and procedures, including policies such as those dictating brand standards or affecting their marketing efforts. They may also be disappointed with any marketing campaigns designed to develop our brand. There are a variety of reasons why our Branch relationships can give rise to conflict. If we experience any conflicts with our Branches on a large scale, our Branches may file lawsuits against us or they may seek to disaffiliate with us, which could also result in litigation. These events may, in turn, materially and adversely affect our business, financial condition and results of operations.
Our financial results are affected directly by the operating results of Branches and independent agents, over whom we do not have direct control.
Our Branches generate revenue in the form of commissions. Accordingly, our financial results depend upon the operational and financial success of our Branches and their agents. If industry trends or economic conditions are not sustained or do not continue to improve, our Branches’ financial results may worsen and our revenue may decline.
We rely in part on our Branches and the manner in which they operate their locations to develop and promote our business. Although we have developed criteria to evaluate and screen prospective independent branches, we cannot be certain that our Branches will have the business acumen or financial resources necessary to operate successful Branches in their Branch areas. Moreover, despite our training, support and monitoring, Branches may not successfully operate in a manner consistent with our standards and requirements, or may not hire and train qualified personnel. The failure of our Branches to operate their Branches successfully could have a material adverse effect on us, our reputation, our brand and our ability to attract prospective Branches and could materially adversely affect our business, financial condition or results of operations.
Our Branches and agents could take actions that could harm our business.
Our Branches are independent businesses and the agents who work within these brokerages are independent contractors and, as such, are not our employees, and we do not exercise control over their day-to-day operations. Our Branches may not operate their insurance brokerage businesses in a manner consistent with industry standards, or may not attract and retain qualified agents. If Branches were to provide diminished quality of service to Clients, engage in fraud, defalcation, misconduct or negligence or otherwise violate the law, our image and reputation may suffer materially and we may become subject to liability claims or regulatory claims based upon such actions of our Branches and agents. Any such incidence could adversely affect our results of operations.
Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to the way we manage our relationship with our Branches, our growth strategies or the ordinary course of our business or our Branches’ business. Other incidents may arise from events that are or may be beyond our control and may damage our brand, such as actions taken (or not taken) by one or more Branches or their agents relating to health, safety, welfare or other matters; litigation and claims; failure to maintain high ethical and social standards for all of our operations and activities; failure to comply with local laws and regulations; and illegal activity targeted at us or others. Our brand value could diminish significantly if any such incidents or other matters erode consumer confidence in us, which may result in a decrease in our total agent count and, ultimately, lower continuing commissions, which in turn would materially and adversely affect our business, financial condition and results of operations.
We are subject to a variety of additional risks associated with Branches.
Our Branch system subjects us to a number of risks, any one of which may harm the reputation associated with our brand, and may materially and adversely impact our business and results of operations.
Our agreements with our Branches require each Branch to maintain E&O insurance. Certain extraordinary claims or losses; however, may not be covered, and insurance may not be available (or may be available only at prohibitively expensive rates). Moreover, any loss incurred could exceed policy limits or the Branch could lack the required insurance at the time the claim arises, in breach of the insurance requirement, and policy payments made to

Branches may not be made on a timely basis. Any such loss or delay in payment could have a material and adverse effect on a Branch’s ability to satisfy its obligations under its Branch agreement, including its ability to make payments for contractual fees or to indemnify us.
Failure to support our expanding Branch system could have a material adverse effect on our business, financial condition or results of operations.
Our growth strategy depends in part on expanding our Branch network, which will require the implementation of enhanced business support systems, management information systems, financial controls and other systems and procedures as well as additional management, Branch support and financial resources. We may not be able to manage our expanding Branch system effectively. Failure to provide our Branches with adequate support and resources could materially adversely affect both our new and existing Branches as well as cause disputes between us and our Branches and potentially lead to material liabilities. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.
We are subject to certain risks related to litigation filed by or against us, and adverse results may harm our business and financial condition.
We cannot predict with certainty the costs of defense, the costs of prosecution, insurance coverage or the ultimate outcome of litigation and other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation and other proceedings may harm our business and financial condition.
Such litigation and other proceedings may include, but are not limited to, complaints from or litigation by Branches, usually related to alleged breaches of contract or wrongful termination under the Branch agreements, actions relating to intellectual property, infringement, misappropriation or other violation, commercial arrangements and Branch arrangements.
In addition, litigation against a Branch or its agents by third parties, whether in the ordinary course of business or otherwise, may also include claims against us for liability by virtue of the Branch relationship. As our market share increases, competitors may pursue litigation to require us to change our business practices or offerings and limit our ability to compete effectively. Even claims without merit can be time-consuming and costly to defend and may divert management’s attention and resources away from our business and adversely affect our business, financial condition and results of operations. Branches may fail to obtain insurance naming TWFG as an additional insured on such claims. In addition to increasing Branches’ costs and limiting the funds available to pay us contractual fees and reducing the execution of new Branch agreements, claims against us (including vicarious liability claims) divert our management resources and could cause adverse publicity, which may materially and adversely affect us and our brand, regardless of whether such allegations are valid or whether we are liable. A substantial unsatisfied judgment against us or one of our subsidiaries could result in bankruptcy, which would materially and adversely affect our business, financial condition and results of operations.
We may not be able to manage growth successfully.
In order to successfully expand our business, we must effectively recruit, develop and motivate new independent branches, and we must maintain the beneficial aspects of our corporate culture. We may not be able to hire new employees with the expertise necessary to manage our growth quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully develop our Branches, our Branches’ and employee morale, productivity and retention could suffer, and our brand and results of operations could be harmed. Effectively managing our potential growth could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully manage these processes, our brand and results of operations could be adversely affected.
Risks relating to intellectual property and cybersecurity
Our business is dependent upon information processing systems. Security or data breaches, cyberattacks or other similar incidents with respect to our or our vendors’ information processing systems may hurt our business, damage our reputation and negatively impact Client retention and insurance carrier relationships.
Our ability to provide services and to create and maintain comprehensive tracking and reporting of Client accounts depends in part on our capacity to store, retrieve and process data, manage significant databases and expand and periodically upgrade our information processing capabilities. As our operations evolve, we will need to continue to make investments in new and enhanced information systems. As our information system providers revise and upgrade their hardware, software and equipment technology, we may encounter difficulties in integrating these new technologies into our business. Any integration of artificial intelligence (“AI”) in our or any third-party’s operations is expected to pose new or unknown cybersecurity risks and challenges. Interruption or loss of our information processing capabilities or adverse consequences from implementing new or enhanced systems could have a material adverse effect on our business, financial condition and results of operations.
In the course of providing services, we may electronically store or transmit personal information (including sensitive personal information), such as social security numbers or credit card or bank information, of Clients or employees of Clients. Breaches in data security or infiltration by unauthorized persons of our network security could cause interruptions in operations and damage to our reputation, among other adverse impacts. While we maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information, we cannot entirely eliminate the risk of improper access to or disclosure of personal information nor the related costs we incur to mitigate the consequences from such events. Security incidents can also occur as a result of non-technical issues, such as physical theft. More recently, advancements in AI, such as generative AI, may pose serious risks for many of the traditional tools used to identify individuals, including voice recognition (whether by machine or the human ear), facial recognition or screening questions to confirm identities. In addition, generative AI systems may also be used by malicious actors to create more sophisticated cyber-attacks (i.e., more realistic phishing or other attacks). The advancements in AI could lead to an increase in the frequency of identity fraud or cyberattacks (whether successful or unsuccessful), which could cause us to incur increasing costs, including costs to deploy additional personnel, protection technologies and policies and procedures, train employees, and engage third-party experts and consultants. Data privacy and cybersecurity laws, rules and regulations are matters of growing public concern and are continuously changing in the states in which we operate. The failure to adhere to or successfully implement procedures to respond to these regulations could result in legal liability or impairment to our reputation.
We rely substantially upon third-party service providers for various aspects of our business processes and to protect us from service disruptions and cybersecurity intrusions. This reliance may mean that we will not be able to resolve operational problems internally or on a timely basis, which could lead to participant or Client dissatisfaction or long-term disruption of our operations. Our operations also depend upon our third-party service providers to communicate appropriately and respond swiftly to their own service disruptions through industry standard best practices in information security, business continuity and/or disaster recovery. As a last resort, we may rely on our ability to replace a third-party service provider if such third-party service provider experiences difficulties that interrupt operations for a prolonged period of time or if an essential third-party service terminates. If these service arrangements are terminated for any reason without an immediately available substitute arrangement, our operations may be severely interrupted or delayed. If such interruption or delay were to continue for a substantial period of time, it could adversely impact our business, financial condition and results of operations.
Further, despite security measures implemented by us and our vendors, our systems and those of our vendors may be vulnerable to physical break-ins, unauthorized access, viruses or other disruptive problems. If our systems or facilities were infiltrated or damaged, our Clients could experience data loss, financial loss and significant business interruption leading to a material adverse effect on our business, financial condition and results of operations. We may be required to expend significant additional resources to modify protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications.
Our business depends on a strong brand, and any failure to maintain, protect and enhance our brand would hurt our ability to grow our business, particularly in new markets where we have limited brand recognition.
We have developed a strong brand that we believe has contributed significantly to the success of our business. Maintaining, protecting and enhancing the “TWFG Insurance” brand and “Our Policy is Caring” trademark is critical to growing our business, particularly in new markets where we have limited brand recognition. If we do not successfully build and maintain a strong brand, our business could be materially harmed. Maintaining and enhancing the quality of our brand may require us to make substantial investments in areas such as marketing, community relations, outreach and employee training. We actively engage in advertisements, targeted promotional mailings and email communications, and engage on a regular basis in public relations and sponsorship activities. These investments may be substantial and may fail to encompass the optimal range of traditional, online and social advertising media to achieve maximum exposure and benefit to the brand. Moreover, our brand promotion activities may not generate brand awareness or yield increased revenue and, even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new Clients or retain our existing Clients to the extent necessary to realize a sufficient return on our brand-building efforts.
We rely on the efficient, uninterrupted, and secure operation of complex information technology systems and networks to operate our business. Any significant system or network disruption due to a breach in the security of our information technology systems could have a negative impact on our reputation, regulatory compliance status, operations, sales and operating results.
While we manage some of our information technology systems and some are outsourced to third parties, all information technology systems are potentially vulnerable to damage, breakdown or interruption from a variety of sources, including but not limited to cyberattacks, ransomware, malware, security breaches, theft or misuse, unauthorized access or improper actions by insiders or employees, sophisticated nation-state and nation-state-supported actors, natural disasters, terrorism, war, telecommunication and electrical failures or other compromise. We are at risk of attack by a growing list of adversaries through increasingly sophisticated methods of attack. Because the techniques used to infiltrate or sabotage systems change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures.
For example, in August 2023, we became aware that the Company was the victim of a cyberattack and unauthorized access was gained to our servers through a third-party service provider (the “2023 Cyber Incident”). In response to this event, the Company took immediate action to secure the compromised servers and to prevent the unauthorized person(s) from continuing to have access, or gaining future access, to the Company’s accounts or related information. The Company also reassessed and modified its approach to third-party service providers that provide cybersecurity services to the Company. Through our investigation, we were not able to conclusively determine whether personal information was accessed without authorization. Therefore, with an abundance of caution, we provided notification of the incident to potentially affected parties, including government departments and agencies and state regulators, departments of insurance and other such departments or agencies with oversight over regulated insurance entities. While we determined the security event was not material and did not have a material impact on the Company’s business, operating results or financial conditions, we cannot rule out future impacts from this event, or other future events. If we fail to make such notifications within the timelines required under applicable laws it could result in violations, fines, penalties, litigation, proceedings or enforcement action. In addition, it is possible that state regulators may initiate investigations of the Company in connection with the incident, that the Company could be subject to civil penalties, resolution agreements, monitoring or similar agreements, or third-party claims against the Company, including class action lawsuits. Moreover, future incidents of this nature that could occur with respect to our systems or the systems of our third-party service providers, as well as any other security incident or other misuse or disclosure of our participant or other data could lead to improper use or disclosure of Company information, including personal information obtained from our participants, and information from employees. Any such incident or misuse of data could harm our reputation, lead to legal exposure, divert management attention and resources, increase our operating expenses due to the employment of consultants and third-party experts and the purchase of additional security infrastructure, and/or subject us to liability, resulting in increased costs and loss of revenue. In addition, any remediation efforts we undertake may not be successful. The perception that we do not adequately protect the privacy of information of our employees or Clients could inhibit our growth and damage our reputation.
If we are unable to maintain and upgrade our system safeguards, we may incur unexpected costs and certain aspects of our systems may become more vulnerable to unauthorized access. While we select our Clients and third-party vendors carefully, cyberattacks and security breaches at a Client or vendor could adversely impact our or our vendors’ ability to deliver products and services and otherwise conduct business and could put our systems at risk. Additionally, we are an acquisitive organization and the process of integrating the information systems of the businesses we acquire is complex and exposes us to additional risk as we may not adequately identify weaknesses in the targets’ information systems, which could expose us to unexpected liabilities or make our own systems more vulnerable to attack.
These types of incidents affecting us, our Clients, or our third-party vendors could result in intellectual property or other confidential information being lost or stolen, including client, employee or company data. We may not be able to detect breaches in our information technology systems or assess the severity or impact of a breach in a timely manner. In addition, to the extent we integrate AI into our operations, this may increase cybersecurity and privacy risks, including the risk of unauthorized or misuse of AI tools.
We have implemented various measures to manage our risks related to system and network security and disruptions, but a security breach or a significant and extended disruption in the functioning of our information technology systems could damage our reputation and cause us to lose Clients, adversely impact our operations, and operating results, and require us to incur significant expense to address and remediate or otherwise resolve such issues. In order to maintain the level of security, service, compliance and reliability that our Clients and laws of various jurisdictions require, we will be required to make significant additional investments in our information technology systems on an ongoing basis.
We have experienced information technology system disruptions and cyberattacks in the past, and a failure of our information technology infrastructure and cyberattacks could adversely impact us in the future.
We depend on our information technology systems for the efficient operation of our business. Accordingly, we rely upon the capacity, reliability and security of our information technology hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs. Despite our implementation of security measures, our systems are vulnerable to damage from computer viruses, natural disasters, incursions by intruders or hackers, failures in hardware or software, power fluctuations, cyber terrorists and other similar disruptions. Additionally, we rely on third parties to support the operation of our information technology hardware and software infrastructure, and in certain instances, utilize web-based applications. We routinely monitor our systems for information technology disruptions and cyberattacks and have processes in place to detect and remediate vulnerabilities. Nevertheless, we have experienced occasional information technology disruptions, cyberattacks, phishing attempts and attempted breaches, including the 2023 Cyber Incident. We responded to and mitigated the impact of these incidents. Cyber-criminals are constantly devising new, sophisticated schemes to gain unauthorized access to computer systems and confidential or sensitive data, including through the use of AI. The failure of our information technology systems or those of our vendors to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of operations, inappropriate disclosure of confidential and proprietary information, reputational harm, increased overhead costs, loss of important information, theft or misappropriation of funds, violation of privacy or other laws, and exposure to litigation or indemnity claims, including resulting from Client-imposed cybersecurity controls or other related contractual obligations, which could have a material adverse effect on our business and results of operations. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.
Infringement, misappropriation, dilution or other violations of our intellectual property by third parties could harm our business.
We believe our TWFG Insurance trademarks have significant value and that this and other intellectual property are valuable assets that are critical to our success. Unauthorized uses or other infringement, misappropriation or violation of our trademarks, service marks or other intellectual property could diminish the value of our brand and may adversely affect our business. Effective intellectual property protection may not be available in every market in which we operate. Additionally, we cannot guarantee that future trademark registrations for pending or future applications will issue, or that any registered trademarks will be enforceable or provide adequate protection of our intellectual property and other proprietary rights. The United States Patent and Trademark Office and various foreign trademark offices also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the trademark registration process and after a registration has issued. There are situations in which non-compliance can result in abandonment or cancellation of a trademark filing, resulting in partial or complete loss of trademark rights in the relevant jurisdiction. If this occurs, our competitors might be able to enter the market under identical or similar brands. Regulations and best practices with respect to new technology developments, including AI, are in the process of being developed globally. These developments may affect aspects of our business that leverage these tools, and give rise to risks related to intellectual property infringement claims or harm our reputation or brand image. Failure to adequately protect our intellectual property rights could damage our brand and impair our ability to compete effectively.
Even where we have effectively secured statutory protection for our trademarks and other intellectual property, our competitors and other third parties may infringe on, misappropriate or otherwise violate our intellectual property, and in the course of litigation, such competitors and other third parties may attempt to challenge the breadth of our rights or ability to prevent others from using similar marks or designs, or invalidate our intellectual property. If such challenges were to be successful, less ability to prevent others from using similar marks or designs may ultimately result in a reduced distinctiveness of our brand in the minds of consumers. Defending or enforcing our trademark rights, branding practices and other intellectual property could result in the expenditure of significant resources and divert the attention of management, which may materially and adversely affect our business and operating results, even if such defense or enforcement is ultimately successful. Even though competitors occasionally may attempt to challenge our ability to prevent infringers from using our marks, we are not aware of any challenges to our right to use, and to authorize our Branches to use, any of our brand names or trademarks.
Failure to obtain, maintain, protect, defend or enforce our intellectual property rights, or allegations that we have infringed on, misappropriated or otherwise violated the intellectual property rights of others, could harm our reputation, ability to compete effectively, financial condition and business.
Our success and ability to compete depends in part on our ability to obtain, maintain, protect, defend and enforce our intellectual property. To protect our intellectual property rights, we rely on a combination of trademark laws, copyright laws, trade secret protection, confidentiality agreements and other contractual arrangements with our affiliates, employees, Clients, strategic partners and others. However, the protective steps that we undertake may be inadequate to deter infringement, misappropriation or other violations of our proprietary information or infringement of our intellectual property. In addition, we may be unable to detect the unauthorized use of our intellectual property rights. Policing unauthorized use of our intellectual property is difficult, expensive and time-consuming, and we may be required to spend significant resources to monitor and protect our intellectual property rights. Failure to protect our intellectual property adequately could harm our reputation and affect our ability to compete effectively. In addition, even if we initiate litigation against third parties such as legal suits alleging infringement, misappropriation or other violations of our intellectual property, we may not prevail. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Additionally, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our related intellectual property at risk of not issuing or being cancelled. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Any of the foregoing could adversely affect our business, financial condition and results of operations.
Meanwhile, third parties may assert intellectual property-related claims against us, including claims of infringement, misappropriation or other violation of their intellectual property, which may be costly to defend, could require the payment of damages, legal fees, settlement payments, royalty payments and other costs or damages, including treble damages if we are found to have willfully infringed certain types of intellectual property, and could limit our ability to use or offer certain technologies, products or other intellectual property. Any intellectual property claims, with or without merit, could be expensive, take significant time and divert management’s resources, time and attention from other business concerns. Successful challenges against us could require us to modify or discontinue our use of technology or business processes where such use is found to infringe on, misappropriate or otherwise violate the rights of others, or require us to purchase licenses from third parties, which may not be available on commercially reasonable terms, or at all. Even if a license is available to us, it could be non-exclusive thereby giving our competitors and other third parties access to the same technologies licensed to us, and we may be required to pay significant upfront fees, milestone payments or royalties, which would increase our operating expenses, any of which could adversely affect our business, financial condition and results of operations. See, for example, our disclosure relating to the 2023 Cyber Incident involving unauthorized access to our servers through our third-party service provider under “—We rely on the efficient, uninterrupted, and secure operation of complex information technology systems and networks to operate our business. Any significant system or network disruption due to a breach in the security of our information technology systems could have a negative impact on our reputation, regulatory compliance status, operations, sales and operating results.”
Improper disclosure of confidential, personal or proprietary data, whether due to human error, misuse of information by employees or vendors, or as a result of security breaches, cyberattacks or other similar incidents with respect to our or our vendors’ systems, could result in regulatory scrutiny, legal liability or reputational harm, and could have an adverse effect on our business or operations.
We maintain confidential, personal and proprietary information relating to our company, our employees and our Clients. This information includes personal information, protected health information and financial information. We are subject to laws, regulations, rules, industry standards, contractual obligations and other legal obligations relating to the collection, use, retention, security and transfer of this information. These requirements apply to transfers of information among our affiliates, as well as to transactions we enter into with third party vendors.

Cybersecurity breaches, including, among other issues, computer viruses, ransomware attacks, fraud, human error, improper access by employees or vendors, phishing campaigns, malware attacks, unauthorized parties gaining access to our information technology systems and similar incidents could disrupt the security of our internal systems and business applications or those of our vendors, impair our ability to provide services to our Clients and protect the privacy of their data, compromise confidential business information, result in intellectual property or other confidential or proprietary information being lost or stolen, including Client, employee or Company data, which could harm our competitive position or reputation or otherwise adversely impact our business.
The rapid evolution of emerging technologies such as AI, and any integration of AI in our or any third party’s operations, is expected to pose new or unknown cybersecurity risks and challenges. Our business may be harmed if the AI we use is or alleged to be deficient, inaccurate, inappropriate, or biased, or if the AI results in the infringement of the intellectual property of third parties. The use of AI applications may result in data leakage or unauthorized exposure of data, including confidential business information, personal information, or other sensitive information, which could result in legal liability or affect our reputation and business.
Cybersecurity risks have significantly increased in recent years, in part, because of the proliferation of new technologies, the use of the internet and telecommunications technologies to exchange information and conduct transactions, and the increased sophistication and activities of computer hackers, organized crime, terrorists, and other external parties, including foreign state and state-sponsored actors. Moreover, cybersecurity threats are constantly evolving, which makes it more difficult to detect cybersecurity incidents, assess their severity or impact in a timely manner, and successfully defend against them. We cannot provide assurances that our preventative efforts, or those of our vendors or service providers, will be successful, and we may not be able to anticipate all security breaches, cyberattacks or other similar incidents, detect or react to such incidents in a timely manner, implement guaranteed preventive measures against such incidents, or adequately remediate any such incident.
We maintain policies, procedures and technical safeguards designed to protect the security and privacy of confidential, personal and proprietary information. Nonetheless, we cannot eliminate the risk of human error or guarantee our safeguards against employee, vendor or third-party malfeasance. It is possible that the policies, procedures and technical safeguards we maintain, including our security controls over personal information and training of employees on data security, may not prevent improper access to, disclosure of, or misuse of confidential, personal or proprietary information. Moreover, while we generally perform cybersecurity due diligence on our key vendors, because we do not control our vendors and our ability to monitor their cybersecurity is limited, we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them. Due to applicable laws regulations, rules, industry standards or contractual obligations, we may be held responsible for security breaches, cyberattacks or other similar incidents attributed to our vendors as they relate to the information we share with them. This could cause harm to our reputation, create legal exposure, or subject us to liability under laws that protect personal information, resulting in increased costs or loss of revenue.
The occurrence of any security breach, cyberattack or other similar incident with respect to our or our vendors’ systems, or our failure to make adequate or timely disclosures to the public, regulators, law enforcement agencies or affected individuals, as applicable, following any such event, could cause harm to our reputation, subject us to additional regulatory scrutiny, expose us to civil litigation, fines, damages or injunctions or subject us to notification obligations or liability under applicable data privacy, cybersecurity and other laws, rules and regulations, resulting in increased costs or loss of commissions and fees, any of which could have a material adverse effect on our business, financial condition and results of operations. We cannot ensure that any limitations of liability provisions in our agreements with Clients, vendors and other third parties with which we do business would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim in connection with a security breach, cyberattack or other similar incident. Additionally, we cannot be certain that our insurance coverage will be adequate for cybersecurity liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that our insurer will not deny coverage as to any future claim.
Data privacy is subject to frequently changing laws, rules and regulations in the various jurisdictions in which we operate. For example, legislators in the United States are proposing new and more robust data privacy and cybersecurity legislation in light of the recent broad-based cyberattacks at a number of companies. Rapidly developing new technologies, such as generative AI, may result in new laws or changes to existing laws which may affect our business. These and similar initiatives in the U.S. and globally could increase the cost of developing or implementing cybersecurity protections or securing our servers and require us to allocate more resources to improved technologies, adding to our overall costs. Ensuring that our collection, use, retention, protection, transfer, disclosure and other processing of personal information complies with applicable laws, regulations, rules and industry standards regarding data privacy and cybersecurity in relevant jurisdictions can increase operating costs, impact the development of new products or services, and reduce operational efficiency. Any actual or perceived failure to adhere to, or successfully implement processes in response to, changing legal or regulatory requirements in this area could result in regulatory fines, penalties or other sanctions, legal liability, including litigation, damage to our reputation in the marketplace, and could adversely affect our business, financial condition and results of operations.
Risks relating to our organizational structure
We are a holding company and our principal asset is our 26.5% ownership interest in TWFG Holding, and we are accordingly dependent upon distributions from TWFG Holding to pay dividends, if any, pay taxes, make payments under the Tax Receivable Agreement, and pay other expenses.
We are a holding company and our principal asset is our direct ownership of 26.5% of the outstanding LLC Units. We have no independent means of generating revenue. TWFG Holding is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, the taxable income of TWFG Holding is allocated to the other holders of LLC Units and us. Accordingly, we incur income taxes on our allocable share of any net taxable income and partnership items of TWFG Holding. We also incur expenses related to our operations, and will have obligations to make payments under the Tax Receivable Agreement. As the sole managing member of TWFG Holding, TWFG Holding makes distributions to us and the other holders of LLC Units in amounts sufficient to (i) cover taxes payable by us and the other holders of LLC Units allocable to the taxable income of TWFG Holding, (ii) allow us to make any payments required under the Tax Receivable Agreement we entered into as part of the Reorganization Transactions, (iii) fund dividends to our stockholders in accordance with our dividend policy, to the extent that our board of directors declares such dividends and (iv) pay any of our expenses that are not otherwise reimbursed by TWFG Holding.
Deterioration in the financial conditions, earnings or cash flow of TWFG Holding and its subsidiaries for any reason could limit or impair TWFG Holding’s ability to pay such distributions. Additionally, to the extent that we need funds and TWFG Holding is restricted from making such distributions to us under applicable law or regulation or otherwise, we may not be able to obtain such funds on terms acceptable to us, or at all, and, as a result, could suffer a material adverse effect on our liquidity and financial condition.
In certain circumstances, TWFG Holding is required to make distributions to us and the other holders of LLC Units, and the distributions that TWFG Holding is required to make may be substantial.
Under the LLC Agreement of TWFG Holding, TWFG Holding is required from time-to-time to make pro rata distributions in cash to us and the other holders of LLC Units, in amounts that are intended to cover the taxes, at certain assumed tax rates, on our and the other LLC Unit holders’ respective allocable shares of any net taxable income of TWFG Holding. As a result of (i) potential differences in the amount of net taxable income allocable to us and the other holders of LLC Units, (ii) the lower tax rate applicable to corporations than individuals and (iii) the use of an assumed tax rate (based on the higher of the tax rate applicable to individuals or corporations resident in the State of Texas) in calculating TWFG Holding’s distribution obligations, we may receive tax distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, dividends, repurchases of our Class A Common Stock, the payment of obligations under the Tax Receivable Agreement and the payment of other expenses. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. No adjustments to the redemption or exchange ratio of LLC Units for shares of Class A Common Stock will be made as a result of either (i) any cash distribution by us or (ii) any cash that we retain and do not distribute to our stockholders. To the extent we do not distribute such excess cash as dividends on our Class A Common Stock, we may take other actions with respect to such excess cash, for example, holding such excess cash or contributing or lending it (or a portion thereof) to TWFG Holding, which may result in shares of our Class A Common Stock increasing in value relative to the value of LLC Units. Following such loan or a contribution of such excess cash to TWFG Holding, we may, but are not required to, make an adjustment to the outstanding number of LLC Units held by the members of TWFG Holding (other than us). If we choose to retain such excess cash balances, or we loan or contribute such excess cash to TWFG Holding but do not make such an adjustment, the holders of LLC Units may benefit from any value attributable to such retained excess cash, or such loan or contribution to TWFG Holding, if they acquire shares of Class A Common Stock in exchange for their LLC Units, notwithstanding that such holders may have participated previously as holders of LLC Units in distributions that resulted in such excess cash balances.

We are controlled by Bunch Holdings whose interests in our business may be different than yours, and certain statutory provisions afforded to stockholders are not applicable to us.
Bunch Holdings controls approximately 94% of the combined voting power of our common stock.
This concentration of ownership and voting power may delay, defer or even prevent an acquisition by a third party or other change of control of our company, which could deprive you of an opportunity to receive a premium for your shares of Class A Common Stock and may make some transactions more difficult or impossible without the support of Bunch Holdings, even if such events are in the best interests of minority stockholders. Furthermore, this concentration of voting power with Bunch Holdings may have a negative impact on the price of our Class A Common Stock. In addition, Bunch Holdings has the ability to designate a majority of the nominees for election to our board of directors, including the nominee for election to serve as Chairman of our board of directors for so long as Bunch Holdings holds at least 10% of the voting power of our common stock (the “Substantial Ownership Requirement”). As a result, Bunch Holdings may not be inclined to permit us to issue additional shares of Class A Common Stock, including for the facilitation of acquisitions, if it would dilute its holdings below the 10% threshold.
We cannot predict whether our multiple-class structure, combined with the concentrated control of Bunch Holdings, will result in a lower or more volatile market price of our Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have restrictions on including companies with multiple-class share structures in certain of their indices. For example, FTSE Russell requires new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders. Under such policies, the multiple class structure of our stock makes us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to track those indices do not invest in our Class A Common Stock. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices will likely preclude investment by many of these funds and could make our Class A Common Stock less attractive to other investors. As a result, the market price of our Class A Common Stock could be adversely affected.
Bunch Holdings’ interests may not be fully aligned with yours, which could lead to actions that are not in your best interests. Because Bunch Holdings holds a majority of its economic interests in our business through TWFG Holding rather than through TWFG, it may have conflicting interests with holders of shares of our Class A Common Stock. In addition, Bunch Holdings’ significant ownership in us and resulting ability to effectively control us may discourage a third party from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which you as a holder of shares of our Class A Common Stock might otherwise receive a premium for your shares over the then-current market price.
For so long as Bunch Holdings holds at least a majority of the voting power of our common stock (the “Majority Ownership Requirement”), we have opted out of Section 203 of the General Corporation Law of the State of Delaware, (the “DGCL”), which prohibits a publicly held Delaware corporation from engaging in a business combination transaction with an interested stockholder for a period of three years after the interested stockholder became such unless the transaction fits within an applicable exemption, such as board approval of the business combination or the transaction which resulted in such stockholder becoming an interested stockholder. Therefore, Bunch Holdings is able to transfer control of us to a third party by transferring its shares of our common stock (subject to certain restrictions and limitations), which would not require the approval of our board of directors or our other stockholders.
Our certificate of incorporation provides that, to the fullest extent permitted by law, the doctrine of “corporate opportunity” under Delaware law will only apply against our directors and officers and their respective affiliates for competing activities related to insurance brokerage activities. This doctrine will not apply to any business activity other than insurance brokerage activities. Furthermore, Bunch Holdings has business relationships outside of our business.
The interests of the other holders of LLC Units may not be fully aligned with the interests of the holders of our Class A Common Stock.
The interests of the other holders of LLC Units may not be fully aligned with yours, which, due to the high/low vote structure of our common stock, could lead to actions that are not in your best interests. Because the other holders of LLC Units hold their economic interest in our business primarily through TWFG Holding, the other holders of LLC Units may have conflicting interests with holders of shares of our Class A Common Stock. For example, the other holders of LLC Units may have different tax positions from us, which could influence their decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement, and whether and when we should respond to a breach of any of our material obligations under the Tax Receivable Agreement, undergo certain changes of control for purposes of the Tax Receivable Agreement or terminate the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us.
Further, pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the Internal Revenue Service (“IRS”) makes audit adjustments to TWFG Holding’s U.S. federal income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from TWFG Holding rather than from the other holders (former or current) of LLC Units directly, in which case we may economically bear a portion of such taxes (including any applicable penalties and interest) despite that we did not economically benefit from the income giving rise to such taxes. TWFG Holding may be permitted to make an election which would have the effect of requiring the IRS to collect any such taxes (including penalties and interest) from the members of TWFG Holding (including the other holders (former or current) of LLC Units), rather than from TWFG Holding, but there can be no assurance that TWFG Holding will be permitted to or will make this election. If, as a result of any such audit adjustment, TWFG Holding is required to make payments of taxes, penalties and interest, TWFG Holding’s cash available for distributions to us may be substantially reduced. These rules are not applicable to TWFG Holding for tax years beginning on or prior to December 31, 2017.
Further, the Continuing Pre-IPO LLC Members, who are the only holders of LLC Units other than us, have the right to consent to certain amendments to the TWFG LLC Agreement, as well as to certain other matters. The Continuing Pre-IPO LLC Members may exercise these voting rights in a manner that conflicts with the interests of our stockholders. In addition, Bunch Holdings, one of the Continuing Pre-IPO LLC Members, holds a number of shares of our non-economic Class C Common Stock that allows it to control our overall management and direction. Circumstances may arise in the future when the interests of the Continuing Pre-IPO LLC Members conflict with the interests of our stockholders. As we control TWFG Holding, we have certain obligations to the Continuing Pre-IPO LLC Members that may conflict with fiduciary duties our officers and directors owe to our stockholders. These conflicts may result in decisions that are not in the best interests of stockholders.
We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, qualify for, and will rely on, exemptions from certain corporate governance requirements that provide protection to the stockholders of companies that are subject to such corporate governance requirements.
Bunch Holdings beneficially owns more than 50% of the voting power for the election of members of our board of directors. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the Nasdaq rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements.
As a controlled company, we rely on the exemption from the Nasdaq standards that enables us not to have director nominees selected or recommended for our board of directors be approved by either a majority of our independent directors or a nominating committee. As a consequence of our reliance on this exemption from the Nasdaq standard provided to “controlled companies,” you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq.
We are required to pay the other holders of LLC Units for certain tax benefits we may receive, and the amounts we may pay could be significant.
Pursuant to the Tax Receivable Agreement we are required to pay the other holders of LLC Units 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any increase in tax basis in TWFG Holding’s assets resulting from (a) the purchase of LLC Units from any of the other holders of LLC Units using the net proceeds from any future offering of shares of our Class A Common Stock, (b) future taxable redemptions or exchanges by the other holders of LLC Units for shares of our Class A Common Stock or cash or (c) payments under the Tax Receivable Agreement and (ii) tax benefits related to imputed interest resulting from payments made under the Tax Receivable Agreement. The payment obligations under the tax receivable agreement are our obligations and not obligations of TWFG Holding.
We expect that, as a result of the increases in the tax basis of the tangible and intangible assets of TWFG Holding attributable to taxable redemptions, exchanges or purchases of LLC Units from the other holders of LLC Units, the payments that we may make to the other holders of LLC Units could be substantial. The actual increases in tax basis with respect to future taxable redemptions, exchanges or purchases of LLC Units, as well as the amount and timing of any payments we are required to make under the Tax Receivable Agreement in respect of future taxable redemptions, exchanges or purchases of LLC Units, will vary depending on a number of factors, including the market value of our Class A Common Stock at the time of purchase, redemption or exchange, the prevailing U.S. federal income tax rates applicable to us over the life of the Tax Receivable Agreement (as well as the assumed combined state and local tax rate), the amount and timing of the taxable income that we generate in the future and the extent to which future redemptions, exchanges or purchases of LLC Units are taxable transactions.
Payments under the Tax Receivable Agreement are not conditioned on continued ownership of us by the other holders of LLC Units. There may be a material negative effect on our liquidity if, as described below, the payments under the Tax Receivable Agreement exceed the actual benefits we receive in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to us by TWFG Holding are not sufficient to permit us to make payments under the Tax Receivable Agreement.
Payments under the Tax Receivable Agreement will be based on the tax reporting positions we determine, and the IRS or another tax authority may challenge the amounts, and timing of the realization, of the tax attributes subject to the Tax Receivable Agreement, and a court could sustain such challenge. The parties to the Tax Receivable Agreement will not reimburse us for any payments previously made if deductions in respect of such tax attributes are subsequently disallowed, except that any excess payments made to the other holders of LLC Units under the Tax Receivable Agreement will be netted against future payments otherwise to be made under the Tax Receivable Agreement, if any, after our determination of such excess. In addition, the actual state or local tax savings that we realize could be different than the amount of such tax savings we are deemed to realize under the Tax Receivable Agreement, which will be based on an assumed combined state and local tax rate applied to our reduction in taxable income as determined for U.S. federal income tax purposes as a result of the tax attributes subject to the Tax Receivable Agreement. As a result, in both such circumstances, we could make payments to the other holders of LLC Units under the Tax Receivable Agreement that are greater than our actual cash tax savings and we may not be able to recoup those payments, which could negatively impact our liquidity.
In addition, the Tax Receivable Agreement provides that (1) in the event that we breach any of our material obligations under the Tax Receivable Agreement, (2) upon certain mergers, asset sales or other forms of business combination, or certain other changes of control, or (3) if, at any time, we elect an early termination (each referred to as a “Tax Receivable Agreement Acceleration Event”) of the Tax Receivable Agreement, our obligations under the Tax Receivable Agreement (with respect to all LLC Units, whether or not LLC Units have been exchanged or acquired before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the tax deductions, tax basis and other tax attributes subject to the Tax Receivable Agreement. As a result, upon any Tax Receivable Agreement Acceleration Event, we could be required to make payments under the Tax Receivable Agreement that are greater than the specified percentage of our actual cash tax savings, which could negatively impact our liquidity.
The Tax Receivable Agreement Acceleration Event provisions in the Tax Receivable Agreement may result in situations where the other holders of LLC Units have interests that differ from or are in addition to those of our other stockholders.
Our obligations under the Tax Receivable Agreement will also apply with respect to any person who becomes a party to the Tax Receivable Agreement.
Finally, because we are a holding company with no operations of our own, our ability to make payments under the Tax Receivable Agreement depends on the ability of TWFG Holding to make distributions to us. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid, which could negatively impact our results of operations and could also affect our liquidity in periods in which such payments are made.
Risks relating to ownership of our Class A Common Stock
The high/low vote structure of our common stock has the effect of concentrating voting control with Bunch Holdings, which will limit your ability to influence the outcome of important transactions,

including a change in control, and Bunch Holdings’ interests may conflict with ours or yours in the future.
Our non-economic Class C Common Stock has ten votes per share, and our Class A Common Stock, has one vote per share. Bunch Holdings controls approximately 94% of the voting power of our outstanding common stock, which means that Bunch Holdings controls the vote of all matters submitted to a vote of our stockholders. This control enables Bunch Holdings to control the election of the members of the board of directors and all other corporate decisions. Due to the high/low vote structure of our common stock, even when its stock holdings represent less than 50% of the outstanding shares of our capital stock, Bunch Holdings has significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as Bunch Holdings continues to own a majority of the total voting power of our common stock, Bunch Holdings will be able to cause or prevent a change of control of us or a change in the composition of our board of directors and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A Common Stock as part of a sale of us and ultimately may affect the market price of our Class A Common Stock. In addition, Bunch Holdings has the ability to designate a majority of the nominees for election to our board of directors, including the nominee for election to serve as Chairman of our board of directors for so long as the Substantial Ownership Requirement is met. Therefore, even when Bunch Holdings ceases to control a majority of the total voting power of our outstanding common stock, for so long as Bunch Holdings continues to own at least 10% of the voting power of our outstanding common stock, Bunch Holdings will remain in the position to control the composition of our board of directors.
Bunch Holdings and its affiliates own a controlling interest in an insurance carrier and in a software company that provides services to the insurance industry. In the ordinary course of its business activities, Bunch Holdings and its affiliates may engage in activities where their interests conflict with our interests or those of our other stockholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or Clients of ours. Our certificate of incorporation provides that Bunch Holdings, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or its affiliates will not have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate, except, in the case of directors and officers, as related to insurance brokerage services, unless such director or officer did not become aware of such opportunity related to insurance brokerage activities in his or her capacity as a director or officer. Bunch Holdings also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, Bunch Holdings may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, respectively, could enhance its investment, even though such transactions might involve risks to you or may not prove beneficial.
Future transfers of LLC Units by the holders of non-economic Class C Common Stock will result in the corresponding shares of non-economic Class C Common Stock converting into shares of non-economic Class B Common Stock, subject to limited exceptions, including transfers to Richard F. (“Gordy”) Bunch III, his family members or affiliates of Bunch Holdings or that are effected for estate planning purposes. The high/low vote structure of the non-economic Class C Common Stock will terminate and each share of non-economic Class C Common Stock will be entitled to one vote per share automatically (i) 12 months following the death or disability of Richard F. (“Gordy”) Bunch III or (ii) upon the first trading day on or after such date that the outstanding shares of non-economic Class C Common Stock represent less than 10% of the then-outstanding Class A, non-economic Class B and non-economic Class C Common Stock, which, in either circumstance, may be extended to 18 months upon affirmative approval of a majority of the independent directors.
Some provisions of Delaware law and our certificate of incorporation and by-laws may deter third parties from acquiring us and diminish the value of our Class A Common Stock.
Our certificate of incorporation and by-laws provide for, among other provisions:
•Until the Substantial Ownership Requirement is no longer met, Bunch Holdings and its Permitted Transferees (as defined in our certificate of incorporation) may designate a majority of the nominees for election to our board of directors, including the nominee for election to serve as Chairman of our board of directors;
•at any time after the Majority Ownership Requirement is no longer met, there will be:

•restrictions on the ability of our stockholders to call a special meeting and the business that can be conducted at such meeting or to act by written consent;
•supermajority approval requirements for amending or repealing provisions in the certificate of incorporation and by-laws;
•a division of the board of directors into three classes of directors, with each class as equal in number as possible, serving staggered three-year terms, and such directors may only be removed for cause and by the affirmative vote of holders of 75% of the total voting power of our outstanding shares of common stock, voting together as a single class;
•our ability to issue additional shares of Class A Common Stock and to issue preferred stock with terms that the board of directors may determine, in each case without stockholder approval (other than as specified in our certificate of incorporation);
•the absence of cumulative voting in the election of directors; and
•advance notice requirements for stockholder proposals and nominations.
These provisions in our certificate of incorporation and by-laws may discourage, delay or prevent a transaction involving a change in control of our company that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our Class A Common Stock if they are viewed as discouraging future takeover attempts. These provisions could also make it more difficult for stockholders to nominate directors for election to our board of directors and take other corporate actions.
Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders and the federal district courts of the United States as the exclusive forum for litigation arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the United States District Court for the District of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any current or former director, officer or other employee of ours or our stockholders, or a claim of aiding and abetting any such breach of fiduciary duty, (iii) any action asserting a claim against us or any director, officer or other employee of ours arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws (as either may be amended, restated, modified, supplemented or waived from time to time) (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws (as either may be amended), (v) any action asserting a claim against us or any director, officer or other employee of ours that is governed by the internal affairs doctrine or (vi) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL. This provision will not apply to any action or proceeding asserting a claim under the Securities Act or the Exchange Act for which the federal courts have exclusive jurisdiction or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, against us or any director, officer or other employee of ours. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder; accordingly, we cannot be certain that a court would enforce such provision. Our certificate of incorporation provides that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our certificate of incorporation described above; however, our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. The forum selection provisions in our certificate of incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. If the enforceability of our forum selection provision were to be challenged, we may incur additional costs associated with resolving such a challenge. While we currently have no basis to expect any such challenge would be successful, if a court were to find our forum selection provision to be inapplicable or unenforceable, we may incur additional costs associated with having to litigate in other jurisdictions, which could have an adverse effect on our business, financial condition and results of operations and result in a diversion of the time and resources of our employees, management and board of directors.
Our operating results and stock price may be volatile.
Securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our Class A Common Stock regardless of our results of operations. The trading price of our Class A Common Stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:
•market conditions in the broader stock market in general, or in our industry in particular;
•actual or anticipated fluctuations in our quarterly financial and operating results;
•introduction of new products and services by us or our competitors;
•issuance of new or changed securities analysts’ reports or recommendations;
•investor perceptions of us and the industries in which we or our Clients operate;
•low trading volumes or sales, or anticipated sales, of large blocks of our stock, including those by our existing investors;
•concentration of Class A Common Stock ownership;
•additions or departures of key personnel;
•regulatory or political developments;
•the perceived adequacy of our ESG efforts;
•announced or completed acquisitions of businesses or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•litigation and governmental investigations; and
•changing economic and political conditions.
These and other factors may cause the market price and demand for shares of our Class A Common Stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Class A Common Stock and may otherwise negatively affect the liquidity of our Class A Common Stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders brings a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.
Our ability to pay dividends to our stockholders may be limited by our holding company structure, contractual restrictions and regulatory requirements.
We are a holding company and have no material assets other than our ownership of LLC Units in TWFG Holding and we do not have any independent means of generating revenue. TWFG Holding makes pro rata distributions to the other holders of LLC Units and us in an amount at least sufficient to allow us and the other holders of LLC Units to pay taxes allocable to our respective share of TWFG Holding’s taxable income and partner items, to make payments under the Tax Receivable Agreement we entered into with the Continuing Pre-IPO LLC Members and to pay our unreimbursed corporate and other overhead expenses. TWFG Holding is a distinct legal entity and may be subject to legal or contractual restrictions that, under certain circumstances, may limit our ability to obtain cash from them. If TWFG Holding is unable to make distributions, we may not receive adequate distributions, which could materially and adversely affect our dividends and financial position and our ability to fund any dividends.
Our board of directors will periodically review the cash generated from our business and the capital expenditures required to finance our growth plans and determine whether to declare periodic dividends to our stockholders. Our board of directors will consider general economic and business conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, including restrictions and covenants contained in our debt agreements, business prospects and other factors that our board of directors considers relevant. Accordingly, we may not be able to pay dividends even if our board of directors would otherwise deem it appropriate. See “Dividend policy,” “Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources.”
If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our Class A Common Stock, the price of our Class A Common Stock could decline.
The trading market for our Class A Common Stock will rely in part on the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our Class A Common Stock could decline. If one or more of these analysts cease to cover our Class A Common Stock, we could lose visibility in the market for our stock, which in turn could cause our Class A Common Stock price to decline.
We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our Class A Common Stock, which could depress the price of our Class A Common Stock.
Our certificate of incorporation authorizes us to issue one or more series of preferred stock. Our board of directors will have the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Class A Common Stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our Class A Common Stock at a premium to the market price, and materially adversely affect the market price and the voting and other rights of the holders of our Class A Common Stock.
For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies, which may make our Class A Common Stock less attractive to investors.
We are classified as an “emerging growth company” under the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) comply with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation. We will remain an emerging growth company for up to five years, although we will lose that status earlier if we have equal to or more than $1.235 billion of revenues in a fiscal year, have equal to or more than $700.0 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.
To the extent that we rely on any of the exemptions available to emerging growth companies, you will receive less information about our executive compensation and internal control over financial reporting than issuers that are not emerging growth companies. We have elected to take advantage of the extended transition periods for the adoption of new or revised financial accounting standards under the JOBS Act.
If some investors find our Class A Common Stock to be less attractive as a result, there may be a less active trading market for our Class A Common Stock and our stock price may be more volatile.
We are obligated to develop and maintain proper and effective internal control over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our Class A Common Stock.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. We are in the process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. We may not be able to complete our evaluation, testing and any required remediation in the time required. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our Class A Common Stock to decline, and we may be subject to investigation or sanctions by the SEC.
We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other requirements, the effectiveness of our internal control over financial reporting as of the end of the fiscal year that coincides with the filing of our second annual report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are also required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.
Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and stock price. To comply with public company requirements, we are undertaking various costly and time-consuming actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff, which may adversely affect our business, financial condition, results of operations, cash flows and prospects.
The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”
As a newly public company, we have incurred legal, accounting and other expenses that we did not previously incur. We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, the listing requirements of and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources, with such demands likely to increase after we are no longer an “emerging growth company.” The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition, results of operations, cash flows and prospects. The Sarbanes-Oxley Act requires, among other requirements, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to establish the corporate infrastructure required of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition, results of operations, cash flows and prospects. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. In addition, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we are required to incur substantial costs to maintain the same or similar coverage. These additional obligations could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
In addition, with changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and resulting in some activities to be more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have invested, and intend to further invest, resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of our management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and there could be a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity risk management and strategy
At TWFG, cybersecurity risk management is an important part of our overall enterprise risk management program. Our cybersecurity risk management program provides a framework for handling cybersecurity threats and incidents and involves coordination across different departments of our Company. The framework is informed in part by the National Institute of Standards and Technology (NIST) Cybersecurity Framework, although this does not imply that we meet all technical standards, specifications or requirements under the NIST. This framework includes assessing the severity of cybersecurity threats, identifying the sources of cybersecurity threats including whether the cybersecurity threats are associated with third-party service providers, implementing cybersecurity mitigation strategies and informing management and our board of directors of material cybersecurity threats and incidents. Our vendor management process may include reviewing the cybersecurity practices of third-party providers, contractually imposing obligations on the provider, conducting security assessments, and conducting periodic reassessment during their engagement. We have a cybersecurity incident response plan and dedicated teams to respond to cybersecurity incidents, and we conduct an annual tabletop exercise to test our incident preparedness and response process. Our cybersecurity team also engages our third-party Security Operations Center and IT advisors for security risk assessments and security management. In addition, we provide security awareness training to help our employees understand their information protection and cybersecurity responsibilities.
Cybersecurity Governance
The Audit Committee of our board of directors is responsible for board-level oversight and management of our cybersecurity risks. In addition to this board-level oversight, our Information Technology Governance Committee (“ITGC”), a management committee, is responsible for overseeing and managing our cybersecurity risks. The ITGC includes our Chief Operating Officer, General Counsel and senior management in the technology teams, and is supported by our third-party Chief Information Security Officer (“CISO”) and Security Operations Center provider. Our CISO has over twenty years of experience in managing cybersecurity risks, disaster recovery, and business continuity and is a Certified Information Systems Security Professional (CISSP) and Master Business Continuity Professional (MBCP). The ITGC is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to monitor such potential cybersecurity risk exposures, implementing appropriate mitigation measures and maintaining cybersecurity policies. The ITGC takes steps to remain informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including third-party consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment. The ITGC conducts regular meetings throughout the year, and reports on cybersecurity risks at the quarterly meetings of the Audit Committee. Based on these reports, the board of directors may request follow-up information to address any specific concerns and recommendations.
As of the date of this Annual Report, we are not aware of any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Despite our efforts, we cannot eliminate all risks from cybersecurity threats, guarantee that cyber-related risk will not be material in the future, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors—Risks relating to intellectual property and cybersecurity—Improper disclosure of confidential, personal or proprietary data, whether due to human error, misuse of information by employees or vendors, or as a result of security breaches, cyberattacks or other similar incidents with respect to our or our vendors’ systems, could result in regulatory scrutiny, legal liability or reputational harm, and could have an adverse effect on our business or operations” in this Annual Report.
Item 2. Properties
Facilities
Our corporate headquarters is in The Woodlands, Texas, where we lease approximately 29,000 square feet of office space under a lease that expires in 2034. We also lease office facilities in California, Illinois, Louisiana, North Carolina, Ohio, Texas and the Philippines. We believe that our facilities are adequate for our current needs.
Item 3. Legal Proceedings
From time-to-time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of litigation and claims are inherently unpredictable and uncertain, we are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. We are not currently party to any material legal proceedings.
Item 4. Mine Safety Disclosure
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Securities exchange
Our shares of Class A Common Stock, $0.01 par value per share, are traded on the Nasdaq under the symbol “TWFG.” Our Class B Common Stock and Class C Common Stock are neither listed nor traded on any stock exchange.
On March 24, 2025, we had approximately 15 stockholders on record of our Class A Common Stock, two stockholders of record of our Class B Common Stock and one stockholder of record of our Class C Common Stock.
Dividend Policy
Subject to funds being legally available, we intend to cause TWFG Holding to make pro rata distributions to the Continuing Pre-IPO LLC Members and us in an amount at least sufficient to allow us and the Continuing Pre-IPO LLC Members to pay all applicable the taxes, to make payments under the Tax Receivable Agreement and to pay our corporate and other unreimbursed overhead expenses. The declaration and payment of any dividends will be at the sole discretion of our board of directors, which may change our dividend policy at any time. We do not currently pay dividends outside of tax payments. Should that change, our board of directors will consider:
•general economic and business conditions;
•our financial condition and operating results;
•our available cash and current and anticipated cash needs;
•our capital requirements;
•contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries (including TWFG Holding) to us; and
•such other factors as our board of directors may deem relevant.
TWFG is a holding company and has no material assets other than its ownership of LLC Units in TWFG Holding, and as a consequence, our ability to declare and pay dividends to the holders of our Class A Common Stock will be subject to the ability of TWFG Holding to provide distributions to us. If TWFG Holding makes such distributions, the Continuing Pre-IPO LLC Members will be entitled to receive equivalent distributions from TWFG Holding. However, because we must pay taxes, make payments under the Tax Receivable Agreement and pay our unreimbursed expenses, amounts ultimately distributed as dividends to holders of our Class A Common Stock are expected to be less than the amounts distributed by TWFG Holding to the Continuing Pre-IPO LLC Members on a per share basis. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Tax Receivable Agreement” for additional information regarding this arrangement.
Assuming TWFG Holding makes distributions to its members in any given year, the determination to pay dividends, if any, to our Class A common stockholders out of the portion, if any, of such distributions remaining after our payment of taxes, Tax Receivable Agreement payments and expenses (any such portion, an “excess distribution”) will be made by our board of directors. Because our board of directors may determine to pay or not pay dividends to our Class A common stockholders, our Class A common stockholders may not necessarily receive dividend distributions relating to excess distributions, even if TWFG Holding makes such distributions to us. Holders of our non-economic Class B Common Stock or non-economic Class C Common Stock are not entitled to participate in any cash dividends declared by our board of directors. See “Risk factors—Risks relating to our organizational structure—In certain circumstances, TWFG Holding will be required to make distributions to us and the other holders of LLC Units, and the distributions that TWFG Holding will be required to make may be substantial.”

Repurchases of Securities
We did not repurchase any of our equity securities during the fourth quarter of the fiscal year covered by this Annual Report.
Recent Sales of Unregistered Securities and Use of Proceeds
In connection with the Reorganization Transactions, we issued (i) 2,161,874 shares of the Company’s Class A Common Stock in exchange for LLC Units, (ii) 7,277,651 shares of the Company’s Class B Common Stock for consideration of $0.00001 per share (or $72.78 in the aggregate) and (iii) 33,893,810 shares of the Company’s Class C Common Stock for consideration of $0.00001 per share (or $338.94 in the aggregate), to certain members of TWFG Holding. The shares were issued in reliance on the exemption contained in Section 4(a)(2) of the Securities Act, on the basis that the transaction did not involve a public offering.
On July 19, 2024, we closed our IPO in which we sold 12,650,000 shares of Class A Common Stock, including 1,650,000 shares of Class A Common Stock pursuant to the underwriters’ full exercise of their 30-day option, at a public offering price of $17.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to our Registration Statement.
We received approximately $192.9 million of net proceeds after deducting underwriting discounts and commissions of $14.4 million and related offering expenses of approximately $7.8 million. We used the net proceeds from the IPO (including the net proceeds received from the underwriters’ exercise of their option to purchase additional shares of Class A Common Stock) to acquire a number of newly issued LLC Units equal to the number of shares of Class A Common Stock in the IPO from TWFG Holding, at a purchase price per LLC Unit equal to the initial public offering price of Class A Common Stock after underwriting discounts and commissions. TWFG Holding used a portion of the proceeds it received from the sale of LLC Units to pay the expenses in connection with the IPO and the Reorganization Transactions and to repay in full outstanding debt under our Revolving Facility (as defined below) in the amount of $41.0 million.
Stock Performance Graph
The following graph illustrates the total return from July 18, 2024, the first trading date of our Class A Common Stock after our IPO, through December 31, 2024 for (i) our Class A Common Stock, (ii) the Standard and Poor's 500 Index, and (iii) the Standard and Poor’s 500 Financials Sector Index, assuming an investment of $100 on July 18, 2024, including the reinvestment of dividends, if any:

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed below and in the sections entitled Item 1A. “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements”.
The following discussion provides commentary on the financial results derived from our audited financial statements for the years ended December 31, 2024, 2023 and 2022 prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In addition, we regularly review the following non-GAAP measures when assessing performance: Organic Revenue, Organic Revenue Growth, Adjusted Net Income, Adjusted Net Income Margin, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Diluted Earnings Per Share and Adjusted Free Cash Flow. See “Non-GAAP Financial Measures” for further information.
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
We embrace a simple philosophy: “Our Policy is Caring” which is more than a motto. This philosophy informs the way we interact with all of our stakeholders and the communities in which they live and work. We seek to attract partners who come in every day with the commitment to making a difference in the lives of the people and communities we interact with. We treat our Clients, employees and stakeholders like family.
Factors affecting our results of operations
We believe that the most significant factors affecting our results of operations include:
Attracting and retaining experienced agents. Our long-term growth and success depend, in large part, on our continued ability to attract new agents. Our growth strategy focuses on attracting experienced end of career and retiring agents that come to us with an existing Book of Business and become Branch principals within our system. Our value proposition resonates with agents as they have succession planning options built into their contracts. To facilitate succession planning, we offer independent agents the ability to sell their Books of Business to TWFG, enabling a smooth handover and transition of Client relationships and operational responsibilities. Branch principals also have a high degree of autonomy in which to operate their business and expand their footprint. Branches use our comprehensive technology and agency management system, benefiting from enterprise group rates that we believe are typically lower than agents would receive on their own or from leading agency management system vendors.
Insurance carrier relationships. Our growth and success are dependent on, in large part, our relationship with insurance carriers. We specialize in creating innovative insurance products that address the specific needs of Clients, a strategy that ultimately benefits our insurance carriers. Our deep understanding of market trends and consumer demands enables us to develop tailored and forward-thinking solutions that turn into high-growth and profitable lines of business for insurance carriers. Insurance carriers reward our performance with additional access to business over time. Additionally, we provide insurance carriers with cost-effective and rapid access to new markets, leveraging our expansive network and market insights. This approach not only extends the insurance carriers’ reach into diverse Client segments, but also enhances their market presence. Our role as an intermediary ensures a broad and varied range of insurance products are available to our Clients, meeting their diverse needs. This symbiotic relationship with insurance carriers not only broadens their Books of Business, but also ensures our Clients have access to comprehensive, customized insurance options, increasing retention of the business we place for insurance carriers and cementing our role as a pivotal facilitator in the insurance industry.
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
In 2022, we completed two asset acquisitions in excess of $0.5 million in annual revenue for a total purchase price of $7.9 million. In 2023, we completed five asset acquisitions with annual revenue in excess of $0.5 million for a total purchase price of $19.4 million and acquisition-related expenses of $0.2 million.
In January 2024, we acquired the assets of nine of our independent branches and converted them to Corporate Branches for a total purchase price of $40.8 million. In addition, in January 2024, we acquired the remaining interests in the assets of our partially owned Corporate Branches for a total purchase price of $5.2 million, converting them to wholly owned Corporate Branches. In the remainder of 2024, we completed multiple acquisitions with annualized revenue less than $0.5 million, for an aggregate purchase price of $1.6 million.
The valuations of these asset acquisitions were based substantially on the size, growth, loss ratios and pro forma EBITDA of their Books of Business. See Note 4, “Intangible Assets” to our consolidated financial statements included elsewhere in this Annual Report for information regarding the accounting for these acquired assets and their impact on our consolidated financial condition. See “—Consolidated Results of Operations” for the impact of these acquisitions on our results of operations.
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
Our corporate structure
TWFG was incorporated on January 8, 2024 for the purpose of completing the Reorganization Transactions that were completed on July 19, 2024. Following a reorganization into a holding company structure as part of the Reorganization Transactions, TWFG is a holding company and its sole material asset is a controlling ownership interest in TWFG Holding. All of our business is conducted through TWFG Holding and its consolidated subsidiaries, and the financial results of TWFG Holding and its consolidated subsidiaries are included in the consolidated financial statements of TWFG.
Pre-IPO, TWFG Holding was treated as a pass-through entity for U.S. federal and state income tax purposes and accordingly has not been subject to U.S. federal or state income tax. After the IPO, TWFG Holding continues to be treated as a partnership for U.S. federal and state income tax purposes. Accordingly, because of our ownership of the LLC Units, we are subject to U.S. federal, state and local income taxes with respect to our allocable share of any net taxable income of TWFG Holding and are taxed at the U.S. federal income tax rates applicable to corporations.
In addition to tax expenses, we also incur expenses related to our operations and we are required to make payments under the Tax Receivable Agreement. We intend to cause TWFG Holding to make distributions in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any ordinary course payments due under the Tax Receivable Agreement.
Certain income statement line items
Commission income. We derive commission income from the placement of insurance contracts between insurance carriers and Clients. Our commissions are established by the agency agreement between the Company and the insurance carrier and are calculated as a percentage of premiums for the underlying insurance contract. Commission rates vary across insurance carriers, states and lines of business and typically range from 7% to 22%. Our average commission rate for 2024 was approximately 12%.
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
Other income. Other income is comprised primarily of interest income on fiduciary funds, income earned for facilitating premium financing arrangements, fees assessed for agent conventions and other miscellaneous income.
The following table sets forth our revenues by amount and as a percentage of our revenues for the periods indicated (dollar amounts in thousands):

	Years Ended December 31,
	2024		2023		2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commission income	$183,158	90%	$158,679	92%	$139,488	91%
Contingent income	8,722	4	4,085	2	4,620	3
Fee income	10,562	5	8,311	5	8,296	5
Other income	1,318	1	968	1	1,471	1
Total revenues	$203,760	100%	$172,043	100%	$153,875	100%

Commission expense. Commission expense is our largest expense, representing the consideration paid to our agents for producing and retaining business. We expect our commission expense to continue to increase corresponding with our expected business growth.
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
Other administrative expenses. Other administrative expenses include technology costs, legal and professional fees, office expenses, marketing expense, survey expenses and other costs associated with our operations. Fluctuations in other administrative expenses are relative to the overall scale of our business operations.
Depreciation and amortization. Depreciation and amortization are primarily comprised of the amortization of intangible assets recognized from our strategic asset acquisitions. As we continue to pursue strategic asset acquisitions, we expect our amortization expenses to increase.
Interest Expense. Interest expense consists of interest payable on indebtedness, commitment fees and imputed interest on Deferred acquisition payables.
Interest Income. Interest income consists of interest earned on the Company’s Cash and cash equivalents which are not held in a fiduciary capacity.

Consolidated results of operations
The following is a discussion of our consolidated results of operations for the periods presented. This information is derived from our accompanying audited consolidated financial statements prepared in accordance with GAAP.
The following table summarizes our results of operations for the periods presented (in thousands):

	Years Ended December 31,
	2024		2023		2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Revenues:
Commission income	$183,158	90%	$158,679	92%	$139,488	91%
Contingent income	8,722	4	4,085	2	4,620	3
Fee income	10,562	5	8,311	5	8,296	5
Other income	1,318	1	968	1	1,471	1
Total revenues	203,760	100%	172,043	100%	153,875	100%
Operating expenses:
Commission expense	118,086	67%	116,847	80%	104,911	81%
Salaries and employee benefits	29,064	17	13,970	10	12,240	9
Other administrative expenses	16,665	9	10,973	7	9,705	7
Depreciation and amortization	12,020	7	4,862	3	3,302	3
Total operating expenses	175,835	100%	146,652	100%	130,158	100%
Operating income	27,925		25,391		23,717
Other non-operating income (expense)
Interest expense	2,223		1,003		398
Interest income	4,376		891		46
Other non-operating income (expense), net	9		(17)		(18)
Income before tax	30,087		25,262		23,347
Income tax expense	1,495		—		—
Net income from continuing operations	28,592		25,262		23,347
Net income (loss) from discontinued operation, net of tax	—		834		(2,733)
Net income	$28,592		$26,096		$20,614

Comparison of the Years Ended December 31, 2024 and 2023
Total revenues
The following table presents the disaggregation of our revenues by offerings (in thousands):

	Years Ended December 31,
	2024		2023
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$135,166	66%	$132,350	77%
Corporate Branches	33,367	16	6,873	4
Total Insurance Services	168,533	82	139,223	81
TWFG MGA	33,719	17	31,184	18
Other	1,508	1	1,636	1
Total revenues	$203,760	100%	$172,043	100%

Total revenues for the year ended December 31,2024 increased by $31.7 million, or 18.4%, compared to the same period in the prior year. The increase of 18.4% was primarily due to commission income, representing 77.2% of the total growth, contingent income, representing 14.6% of the total growth, fee income, representing 7.1% of the total growth and other income, representing 1.1% of the total growth. See discussions below for additional information about the changes in our revenues.
Commission income
The following table presents the disaggregation of our commission income by offerings (in thousands):

	Years Ended December 31,
	2024		2023
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$122,651	67%	$126,467	80%
Corporate Branches	33,468	18	6,658	4
Total Insurance Services	156,119	85	133,125	84
TWFG MGA	27,039	15	25,554	16
Total commission income	$183,158	100%	$158,679	100%

Commission income for the year ended December 31, 2024 increased by $24.5 million, or 15.4%, compared to the same period in the prior year. The increase was primarily due to higher premium rates, new business growth and continued rollout of commission income from our Book of Business acquisitions completed in 2023 into the current period. See “—Key Performance Indicators—Total Written Premium” for additional information related to our written premiums.
Commission income for Insurance Services grew by $23.0 million, or 17.3%, for the year ended December 31, 2024 compared to the same period in the prior year. However, during the current period the components shifted between Agency-in-a-Box and Corporate Branches. Agency-in-a-Box commission income for the year ended December 31, 2024 decreased by $3.8 million, or 3.0%, compared to the same period in the prior year. The decrease was primarily attributable to the acquisition of the assets of nine of our independent branches (which were previously operated as Agencies-in-a-Box) and their conversion to Corporate Branches in January 2024. The branch conversions resulted in a $18.3 million decrease in the Agency-in-a-Box commission income for the year ended December 31, 2024.
Insurance Services Corporate Branches commission income for the year ended December 31, 2024 increased by $26.8 million, or 402.7%, compared to the same period in the prior year. The increase was primarily driven by the branch conversions as previously described. In addition, Corporate Branches commission income for year ended December 31, 2024 included the full period increases from the Book of Business acquisitions in 2023, while the same period in the prior year reflected partial period increases.
TWFG MGA commission income for the year ended December 31, 2024 increased by $1.5 million, or 5.8%, compared to the same period in the prior year. An increase of $3.9 million, or 18.4%, was due to higher new business written premiums in our TWFG MGA offering driven by market activities, which created opportunities for us to gain new business. The increase was offset by a decrease of $2.4 million, or 54.7%, due to the amendment to the MGA agreement with one of our insurance carriers which shifted our volume-based commission to a flat monthly fee, effective January 1, 2024. This amendment capped the income we earned at a maximum monthly amount.
Contingent income
Contingent income for the year ended December 31, 2024 increased by $4.6 million, or 113.5%, to $8.7 million from $4.1 million in the same period in the prior year. The increase in contingent income was driven by underlying carrier profitability and growth in our business. Changes in contingent income are unpredictable and dependent upon the target financial and performance metrics established by the insurance carriers.

Fee income
The following table presents the disaggregation of our fee income by major sources (in thousands):

	Years Ended December 31,
	2024		2023
	Amount	% of Total	Amount	% of Total
Policy fees	$3,538	33%	$2,100	25%
Branch fees	4,736	45	2,982	36
License fees	1,895	18	2,695	33
TPA fees	393	4	534	6
Total fee income	$10,562	100%	$8,311	100%

Fee income for the year ended December 31, 2024 increased $2.3 million, or 27.1%, compared to the same period in the prior year. Changes to individual components of fee income are discussed in detail below:
•Policy fees for the year ended December 31, 2024 increased by $1.4 million, or 68.4%, compared to the same period in the prior year. The increase in policy fees was primarily due to higher policy count in our TWFG MGA offering and new business growth through our marketing activities.
•Branch fees for the year ended December 31, 2024 increased by $1.8 million, or 58.8%, compared to the same period in the prior year. The increase in branch fees was primarily due to increased branch fee rates and the impact to our owners of the distribution of our equity interest in Evolution Agency Management LLC (“EVO”) in May 2023. Branch fees earned for the year ended December 31, 2023 included the elimination of fees paid to EVO for the first four months of 2023, while the current period did not have an impact.
•License fees for the year ended December 31, 2024 decreased by $0.8 million, or 29.7%, compared to the same period in the prior year. The decrease in license fees was primarily due to the previously discussed distribution of EVO equity interests and the amendment to the licensing agreement. License fees earned for the current period excluded revenues from EVO’s operation, while license fees earned for the prior period included four months of EVO’s revenues. In addition, the amendment to the licensing agreement with one of our customers changed from usage-based fees to fixed monthly fees, which capped the fees we earned at a maximum monthly amount.
•TPA fees for the year ended December 31, 2024 decreased by $0.1 million, or 26.4%, compared to the same period in the prior year. The decrease in TPA fees was primarily due to a lower level of TPA services provided by the Company for the year ended December 31, 2024 compared to the same period in the prior year.
Other income
Other income for the year ended December 31, 2024 was $1.3 million, compared to $1.0 million in the same period in the prior year, reflecting an increase of $0.3 million, or 36.2%.

Expenses
Commission expense
The following table presents the disaggregation of our commission expense by offerings (in thousands):

	Years Ended December 31,
	2024		2023
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$95,797	81%	$99,823	85%
Corporate Branches	4,488	4	772	1
Total Insurance Services	100,285	85	100,595	86
TWFG MGA	17,716	15	16,191	14
Other	85	—	61	—
Total commission expense	$118,086	100%	$116,847	100%

Commission expense for the year ended December 31, 2024 increased by $1.2 million, or 1.1%, compared to the same period in the prior year. The increase was primarily due to an increase in our TWFG MGA offering of $1.5 million, or 1.3%, of the total increase, offset by the lower commission expenses in Insurance Services of $0.3 million, or 0.3%, driven by the previously discussed branch conversions. See commission income discussion above for additional information regarding the driver of change.
Insurance Services Agency-in-a-Box commission expense for the year ended December 31, 2024 decreased by $4.0 million, or 4.0%, compared to the same period in the prior year. The decrease was primarily due to the branch conversions resulting in a decrease of $14.7 million, and the one-time favorable accrual adjustment related to the converted branches of $1.5 million, offset by an increase in commission expense related to the growth of the business of $12.2 million. In January 2024, nine of our Agency-in-a-Box Branches converted to Corporate Branches. Upon conversion, agents of the newly converted Corporate Branches became employees and received salaries, employee benefits, and bonuses for services rendered instead of commissions. As result, we released a portion of the unpaid commissions related to the converted branches that we no longer are required to settle, which resulted in the aforementioned one-time favorable accrual adjustment.
Insurance Services Corporate Branches commission expense for the year ended December 31, 2024 increased by $3.7 million, or 481.4%, compared to the same period in the prior year. The increase was primarily due to the branch conversions, as previously discussed, and the full year impact of the Book of Business acquisitions in 2023.
TWFG MGA commission expense for the year ended December 31, 2024 increased by $1.5 million, or 9.4%, compared to the same period in the prior year. The increase was primarily due to higher new business written premiums as previously discussed. The higher percentage increase in TWFG MGA commission expense compared to the percentage decrease in related commission income was primarily driven by the shift in the business mix. As discussed above, TWFG MGA commission income was impacted by the renegotiation of the MGA agreement with one of our insurance carriers. This renegotiation reduced commission income in the current period, but did not result in a corresponding reduction in commission expense.
Salaries and employee benefits
Salaries and employee benefits for the year ended December 31, 2024 was $29.1 million, compared to $14.0 million in the same period in the prior year, reflecting an increase of $15.1 million, or 108.0%. This increase was primarily attributable to the branch conversions contributing an increase of approximately $8.6 million, a $3.7 million increase from the asset acquisitions in 2023, a $2.2 million increase in stock-based compensation from the granting of restricted stock units in July 2024 and a $1.1 million increase due to our continued growth and new roles created in conjunction with our IPO. Partially offsetting these increases was a decrease driven by the distribution of our equity interest in EVO in May 2023 to our owners. Salaries and employee benefits for the year ended December 2023 included approximately $0.5 million compensation attributable to EVO’s operations, while in the same period in 2024 we did not incur this compensation.

Other administrative expenses
Other administrative expenses for the year ended December 31, 2024 was $16.7 million, compared to $11.0 million in the same period in the prior year, reflecting an increase of $5.7 million, or 51.9%. This increase was primarily attributable to a $1.5 million increase in IT costs, a $2.0 million increase in consultant and professional fees, a $1.0 million increase in inspection fees, and a $1.2 million increase in other expenses. The increase in our IT costs was primarily due to additional cloud computing costs, and 2024 included fees paid to EVO, while in 2023, fees paid to EVO were eliminated upon consolidation. The increase in our inspection fees was driven primarily by the increased business in our MGA offering. The increase in consultant and professional fees was primarily attributable to the increased ongoing costs of becoming and being a public company. The increase in other expenses was due primarily to higher rent and office expenses driven by our Book of Business acquisitions in 2023 and branch conversions in 2024, partially offset by a reduction in administrative expenses related to the previously discussed distribution of our equity interest in EVO.
Depreciation and amortization
Depreciation and amortization for the year ended December 31, 2024 was $12.0 million compared to $4.9 million in the same period in the prior year, reflecting an increase of $7.2 million, or 147.2%. This increase was primarily attributable to the amortization of intangible assets from our recent intangible asset acquisitions and branch conversions.
Interest expense
Interest expense for the year ended December 31, 2024 was $2.2 million, compared to $1.0 million in the same period in the prior year, reflecting an increase of $1.2 million, or 121.6%. The increase in interest expense was driven by the increase in our total borrowings under our debt agreements. In 2023, we increased our borrowings to fund our asset acquisitions in 2023 and branch conversions in 2024. The increase was also partially offset by the repayment of the outstanding balances under the Term Loan B as defined in the section - “Liquidity and capital resources” and the Revolving Facility in July 2024 and August 2024, respectively.
Interest income
Interest income for the year ended December 31, 2024 was $4.4 million, compared to $0.9 million in the same period in the prior year, reflecting an increase of $3.5 million, or 391.4%. The increase was primarily attributable to interest earned on the IPO funds and operating cash funds of $195.8 million.
Income tax expense
Income tax expense for the year ended December 31, 2024 was $1.5 million compared to zero in the same period in the prior year as after consummation of the Reorganization Transactions and IPO, the Company became subject to U.S. federal, state, and local income taxes with respect to its allocable share of taxable income of TWFG Holding assessed at the prevailing corporate tax rates.
Comparison of the Years Ended December 31, 2023 and 2022
Total revenues
The following table presents the disaggregation of our revenues by offerings (in thousands):

	Years Ended December 31,
	2023		2022
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$132,350	77%	$118,754	77%
Corporate Branches	6,873	4	3,155	2
Total Insurance Services	139,223	81	121,909	79
TWFG MGA	31,184	18	30,298	20
Other	1,636	1	1,668	1
Total revenues	$172,043	100%	$153,875	100%

Total revenues for the year ended December 31, 2023 increased by $18.2 million, or 11.8%, compared to the same period in the prior year. The increase was primarily due to a $19.2 million, or 13.8%, increase in commission income driven primarily by organic growth and Book of Business acquisitions. These increases were partially offset by the unearned commission chargebacks in 2023 from insurance carrier insolvencies in 2022, and a $0.5 million, or 11.6%, decrease in contingent income. The decrease in contingent income was driven primarily by the insurance carriers’ higher loss ratio trends in 2023. Contingent income is unpredictable and may increase or decrease from one period to the next depending on target financial and performance metrics established by the insurance carriers. See discussions below for additional information about the changes in our Revenues.
Commission income
The following table presents the disaggregation of our commission income by offerings (in thousands):

	Years Ended December 31,
	2023		2022
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$126,467	80%	$112,975	81%
Corporate Branches	6,658	4	2,208	2
Total Insurance Services	133,125	84	115,183	83
TWFG MGA	25,554	16	24,305	17
Total commission income	$158,679	100%	$139,488	100%

Commission income in 2023 increased by $19.2 million, or 13.8%, compared to 2022, primarily due to continued growth across our offerings. Higher premium rates combined with a growing Book of Business drove the increase in our Insurance Services offering. The Book of Business’s growth was primarily due to the organic growth across Insurance Services and the recent Book of Business acquisitions as reflected under Corporate Branches. These increases in Insurance Services were partially offset by decreases driven primarily by the reduction in commission rates with certain insurance carriers and the unearned commission chargebacks in 2023 from insurance carrier insolvencies in 2022. The increase in our TWFG MGA offering was driven primarily by higher premium rates, partially offset by a 1% reduction in policy retention, non-renewal of 715 wind policies and 118 coastal policies for a total $1.8 million loss in Total Written Premium where policies were deemed ineligible for renewal business in catastrophe locations, and certain insurance carriers not accepting new business in locations that have experienced catastrophes. Some of these markets that had experienced catastrophes and in which insurance carriers were not accepting new business in 2023 have since reopened as some existing carriers are now accepting new business in these areas and new carriers have also entered some of these markets. See “Key Performance Indicators” below for additional information related to our premium retention.
The rising trend in premium rates over the recent years had a favorable impact on commission income across our offerings, partially offset by the reduction in commission rates with certain insurance carriers.
Contingent income
Contingent income for the year ended December 31, 2023 decreased by $0.5 million, or 11.6%, to $4.1 million in 2023 from $4.6 million in the same period in the prior year. The decrease in contingent income was driven primarily by the insurance carriers’ higher loss ratio trends in 2023. Changes in contingent income are unpredictable and dependent upon the target financial and performance metrics established by the insurance carriers.
Fee income
The following table presents the disaggregation of our fee income by major sources (in thousands):

	Years Ended December 31,
	2023		2022
	Amount	% of Total	Amount	% of Total
Policy fees	$2,100	25%	$2,600	31%
Branch fees	2,982	36	1,661	20
License fees	2,695	33	3,486	42
TPA fees	534	6	549	7
Total fee income	$8,311	100%	$8,296	100%

Fee income for the year ended December 31, 2023 was comparable to the same period in the prior year. Changes to individual components of fee income are discussed in detail below:
Policy fees for the year ended December 31, 2023 decreased by $0.5 million, or 19.2%, in 2023 compared to the same period in the prior year, primarily due to lower policy counts in our TWFG MGA offering in 2023 compared to 2022. Policy counts declined due to lower retention rates and certain insurance carriers not accepting new business in locations that have experienced catastrophes.
Branch fees increased for the year ended December 31, 2023 by $1.3 million, or 79.5%, in 2023 compared to the same period in the prior year, primarily due to the additional Branches in 2023, coupled with increased services provided to our existing Branches to support their continued growth.
License fees decreased for the year ended December 31, 2023 by $0.8 million, or 22.7%, in 2023 compared to the same period in the prior year, primarily due to the impact of the reorganization of our corporate structure. In May 2023, we distributed all of our equity interests in EVO to our owners. As a result, license fees earned in 2023 included only four months of revenues from EVO’s operation compared to a full year's revenues in 2022.
TPA fees for the year ended December 31, 2023 were comparable to the same period in the prior year.
Other income
Other income for the year ended December 31, 2023 was $1.0 million, compared to $1.5 million in the same period in the prior year, reflecting a decrease of $0.5 million, or 34.2%. This decrease was primarily due to lower gains on the sale of Books of Business. For the year ended December 31, 2023, Other income included $0.1 million of gains on the sale of Books of Business compared to $0.9 million of gains realized in the same period in the prior year. The decrease was offset by other immaterial increases of $0.3 million for the year ended December 31, 2023.

Expenses
Commission expense
The following table presents the disaggregation of our commission expense by offerings (in thousands):

	Years Ended December 31,
	2023		2022
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$99,823	85%	$89,480	85%
Corporate Branches	772	1	91	—
Total Insurance Services	100,595	86	89,571	85
TWFG MGA	16,191	14	15,295	15
Other	61	—	45	—
Total commission expense	$116,847	100%	$104,911	100%

Commission expense for the year ended December 31, 2023 increased by $11.9 million, or 11.4%, compared to the same period in the prior year. This increase was primarily attributable to the continued growth across our offerings, coupled with increases from our recent Book of Business acquisitions as reflected under our Corporate Branches offering. The increase in commission expense is in line with the increase in our commission income. See commission income discussion above for additional information regarding the driver of increases.
Salaries and employee benefits
Salaries and employee benefits for the year ended December 31, 2023 was $14.0 million, compared to $12.2 million in the same period in the prior year, reflecting an increase of $1.7 million, or 14.1%. This increase was primarily attributable to higher headcount to support the continued growth in business, acquisitions and new hires in preparation of becoming a public company.
Other administrative expenses
Other administrative expenses for the year ended December 31, 2023 was $11.0 million, compared to $9.7 million in the same period in the prior year, reflecting an increase of $1.3 million, or 13.1%. This increase was primarily attributable to increases in marketing expenses of $0.3 million and office overhead of $0.2 million driven primarily by continued growth in our business. Our insurance premium also increased by $0.3 million primarily due to the increased E&O coverage driven by our continued growth.
Depreciation and amortization
Depreciation and amortization for the year ended December 31, 2023 was $4.9 million, compared to $3.3 million in the same period in the prior year, reflecting an increase of $1.6 million, or 47.2%. This increase was primarily attributable to the amortization of intangible assets from our recent intangible asset acquisitions.
Interest expense
Interest expense for the year ended December 31, 2023 was $1.0 million, compared to $0.4 million in the same period in the prior year, reflecting an increase of $0.6 million, or 152.0%. The increase in interest expense was driven by the increase in our total borrowings under our debt agreements. In 2023, we increased our borrowings to fund our asset acquisitions in 2023.
Interest income
Interest income for the year ended December 31, 2023 was $0.9 million, compared to $0.05 million in the same period in the prior year, reflecting an increase of $0.8 million, or 1,835.9%. The increase was primarily attributable to an increase in interest rates.

Key Performance Indicators
Total Written Premium
Total Written Premium represents, for any reported period, the total amount of current premium (net of cancellations) placed with insurance carriers. We utilize Total Written Premium as a key performance indicator when planning, monitoring and evaluating our performance. We believe Total Written Premium is a useful metric because it is the underlying driver of the majority of our revenue.
The following table presents the disaggregation of Total Written Premium by offerings, business mix and line of business (in thousands):

	Years Ended December 31,
	2024		2023		2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Offerings:
Insurance Services
Agency-in-a-Box	$982,815	66%	$998,938	80%	$850,324	81%
Corporate Branches	275,331	19	53,963	4	18,718	2
Total Insurance Services	1,258,146	85	1,052,901	84	869,042	83
TWFG MGA	218,214	15	195,194	16	185,422	17
Total written premium	$1,476,360	100%	$1,248,095	100%	$1,054,464	100%

Business Mix:
Insurance Services
Renewal business	$975,657	66%	$827,112	66%	$639,733	61%
New business	282,489	19	225,789	18	229,309	22
Total Insurance Services	1,258,146	85	1,052,901	84	869,042	83

TWFG MGA
Renewal business	163,105	11	165,348	13	137,690	13
New business	55,109	4	29,846	3	47,732	4
Total TWFG MGA	218,214	15	195,194	16	185,422	17
Total written premium	$1,476,360	100%	$1,248,095	100%	$1,054,464	100%

Written Premium Retention:
Insurance Services		93%		95%		87%
TWFG MGA		84		89		90
Consolidated		91		94		88

Line of Business:
Personal lines	$1,197,122	81%	$997,431	80%	$843,272	80%
Commercial lines	279,238	19	250,664	20	211,192	20
Total written premium	$1,476,360	100%	$1,248,095	100%	$1,054,464	100%

Comparison of the Years Ended December 31, 2024 and 2023
Total Written Premium for the year ended December 31, 2024 increased by $228.3 million, or 18.3%, compared to the same period in the prior year. Drivers of the increase in our Insurance Services offering are attributable to higher premium rates, written premiums from our 2023 acquisitions rolling into the current period, and new business growth. This increase was offset by a decline in retention as some carriers opened up for new business after a period of restricting capacity, which had the effect in the prior year of increasing retention and slowing new business growth. As previously discussed, in January 2024, the branch conversions shifted approximately $172.4 million of written premiums for the year ended December 31, 2024 from Agency-in-a-Box to Corporate Branches. The increase in our TWFG MGA offering was primarily attributable to new business growth and higher premium rates, partially offset by lower premium retention as carriers have opened up for new business which allows consumers and agents to find favorable pricing for our Clients.
For the years ended December 31, 2024 and 2023, our consolidated written premium retention was 91% and 94%, respectively. For the year ended December 31, 2024, the composition of our renewal and new business mix shifted under our two product offerings as follows: Insurance Services renewal business, as a percentage of the total written premium, was 66% which was consistent with the prior year and premium retention decreased to 93% from 95%, resulting in renewal premium growth of 18.0%, or $148.5 million, compared to 2023. Insurance Services new business, as a percentage of total written premium, increased to 19.0% from 18.0%, resulting in a new business growth of 25.1%, or $56.7 million, compared to 2023. The shift in Insurance Services new and renewal business reflects more carriers seeking new business growth after a period of retrenchment designed to restore carrier profitability. As carriers seek to grow after a period of reducing capacity by raising rates and slowing new business growth, consumers and their agents have more choices in terms of carriers and coverage.
TWFG MGA renewal business, as a percentage of the total written premium, decreased to 11% compared to 13% in 2023. As a result, premium retention decreased to 84% from 89%, resulting in a decrease in renewal business of 1.4%, or $2.2 million, compared to 2023. TWFG MGA new business, as a percentage of total written premium, increased to 4% from 3%, resulting in a new business growth of 84.6%, or $25.3 million, compared to 2023. The shift in TWFG MGA new and renewal business reflects more carriers seeking new business growth after a period of retrenchment designed to restore carrier profitability.
Comparison of the Years Ended December 31, 2023 and 2022
For the year ended December 31, 2023, we had $1,248.1 million in Total Written Premium compared to $1,054.5 million for the year ended December 31, 2022, reflecting an 18.4% growth compared to the prior year. Higher premium rates combined with a growing Book of Business drove the increase in our Insurance Services offering. The Book of Business's growth was primarily due to the organic growth across Insurance Services and the recent Book of Business acquisitions as reflected under Corporate Branches. The increase in our TWFG MGA offering was driven primarily by higher premium rates, partially offset by reduced policy retention, non-renewal of business in catastrophe locations, and certain insurance carriers not accepting new business in locations that have experienced catastrophes. Written premiums across our offerings benefited from the rising trend in premium rates over the recent years.
For the year ended December 31, 2023, our consolidated written premium retention was 94% compared to 88% for the year ended December 31, 2022. The increase was primarily due to higher premium rates and growing Books of Business, partially offset by non-renewal of catastrophe exposed programs.
Non-GAAP Financial Measures
Organic Revenue. Organic Revenue is total revenues (the most directly comparable GAAP measure) for the relevant period, excluding contingent income, fee income, other income and those revenues generated from acquired books of business with over $0.5 million in annualized revenue that have not reached the twelve-month owned milestone.
Organic Revenue Growth. Organic Revenue Growth is the change in Organic Revenue period-to-period, with prior period results adjusted to include revenues that were excluded in the prior period because the relevant acquired businesses had not reached the twelve-month-owned milestone, but have reached the twelve-month owned milestone in the current period. We believe Organic Revenue Growth is an appropriate measure of operating performance because it eliminates the impact of acquisitions, which affects the comparability of results from period-to-period.

A reconciliation of Organic Revenue and Organic Revenue Growth Rate to Total Revenue and Total Revenue Growth Rate, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Total revenues	$203,760	$172,043	$153,875
Acquisition adjustments(1)	(3,687)	(4,052)	(375)
Contingent income	(8,722)	(4,085)	(4,620)
Fee income	(10,562)	(8,311)	(8,296)
Other income	(1,318)	(968)	(1,471)
Organic Revenue	$179,471	$154,627	$139,113
Organic Revenue Growth(2)	$22,746	$15,514	$26,209
Total Revenue Growth Rate(3)	18.4%	11.8%	23.2%
Organic Revenue Growth Rate(2)	14.5%	11.2%	23.2%

(1)Represents revenues generated from the acquired businesses during the first 12 months following an acquisition.
(2)Organic Revenue for the year ended December 31, 2023 and 2022, used to calculate Organic Revenue Growth for the year ended December 31, 2024 and 2023, was $156.7 million and $139.1 million, respectively, which is adjusted to reflect revenues from acquired businesses with over $0.5 million in annualized revenue that reached the twelve-month owned mark during the year ended December 31, 2024 and 2023, respectively. Organic Revenue Growth Rate represents the period-to-period change in Organic Revenue divided by the total adjusted Organic Revenue in the prior period.
(3)Represents the period-to-period change in total revenues divided by the total revenues in the prior period.
Comparison of the Years Ended December 31, 2024 and 2023
Revenue growth rate, representing the year-over-year change in total revenues, was 18.4% for the year ended December 31, 2024 compared to the same period in 2023 and 11.8% for the year ended December 31, 2023 compared to the same period in 2022. Revenue growth for both periods reflected the impact of higher premium rates, growing Books of Business and the mix of the new and renewal businesses. Revenue growth for the year ended December 31, 2024 compared to the same period in 2023 included the impact of the continued rollout of commission income from our Book of Business acquisitions in 2023 into the current period, higher fee income and higher interest income on fiduciary funds.
Organic Revenue Growth Rate was 14.5% for the year ended December 31, 2024 compared to the same period in 2023 and 11.2% for the year ended December 31, 2023 compared to the same period in 2022. Organic Revenue Growth for both periods reflects ongoing, but normalizing, rate increases being implemented by carriers, the underlying growth of our business, and healthy economic growth. Effective January 1, 2024, the MGA agreement with one of our insurance carriers was renegotiated and amended, which shifted our volume-based commission to a flat monthly fee. The amended agreement capped the income we earned at a maximum monthly amount.
In addition, revenue growth and Organic Revenue Growth for the year ended December 31, 2023 compared to the same period in 2022 reflected the impact of enhanced data collected from external sources, which improved our assumptions for estimating revenue starting in 2022.
Applying the use of enhanced data consistently throughout the prior periods, revenue growth rate for the year ended December 31, 2023 compared to the same period in 2022 would have been 14.9%, and Organic Revenue Growth Rate for the year ended December 31, 2023 compared to the same period in 2022 would have been 14.5%.
Comparison of the Years Ended December 31, 2023 and 2022
Revenue growth, representing the year-over-year change in total revenues, was 11.8% in 2023 compared to the same period in the prior year and 23.2% in 2022 compared to 2021.
During 2023, several insurance carriers lowered their growth initiatives countrywide to address historically high loss ratios in prior years while aggressively filing rate increases. This had a negative impact on our new business revenue growth due to carriers limiting new business and restricting capacity. Further, we revised downward our anticipated contingent income related to prior years in 2023 based on insurance carriers’ higher loss ratio trends in 2023. In addition, in California, certain carriers did not renew their property portfolios and/or closed their portfolios to new business, which required policies to be written or re-written through the California Fair Plan, the state-run insurance carrier, which pays a lower commission than traditional carriers. Finally, insurance carrier insolvencies in 2022 resulted in unearned commission chargebacks in 2023 that negatively impacted our 2023 revenue growth. Such amounts were partially offset by increased commissions for renewal policies with higher rates.
In addition, revenue growth in 2022 was higher than revenue growth in 2023 due to enhanced data collected from external sources, which improved our assumptions for estimating revenues starting in 2022. Applying the use of enhanced data consistently throughout the periods presented, revenue growth in 2023 would have been 14.9% compared to 2022, and revenue growth in 2022 would have been 17.4% compared to 2021.
Organic Revenue Growth was 11.2% in 2023 compared to the same period in 2022 and 23.2% in 2022 compared to the same period in 2021. The decrease in Organic Revenue Growth was primarily due to the above-mentioned factors and excludes the impact of our Books of Business acquisitions and changes to contingent income, fee income, and other income. Applying the use of enhanced data consistently throughout the periods presented, Organic Revenue Growth in 2023 would have been 14.5% compared to 2022 and Organic Revenue Growth in 2022 would have been 16.9% compared to 2021.
Adjusted Net Income. Since the second quarter of 2024, we have utilized the revised calculation methodology for Adjusted Net Income, which includes amortization expenses among the add-back adjustments to our net income when calculating our Adjusted Net Income. Our legacy calculation methodology reflected the impact of intangible asset amortization as a reduction to our Adjusted Net Income. The revised calculation methodology excludes the effect of the intangible asset amortization when calculating our Adjusted Net Income by reflecting it among the add-back adjustments to our net income. We believe that the revised calculation of Adjusted Net Income is more consistent with the method and presentation used by most of our peers and will allow management to better evaluate our performance relative to our peer companies. We believe that the revised calculation more effectively represents what our stakeholders consider useful in assessing our performance.
Adjusted Net Income is a supplemental measure of our performance and is defined as net income (the most directly comparable GAAP measure) before amortization, non-recurring or non-operating income and expenses, including equity-based compensation, adjusted to assume a single class of stock (Class A) and assuming noncontrolling interests do not exist. We believe Adjusted Net Income is a useful measure because it adjusts for the after-tax impact of significant one-time, non-recurring items and eliminates the impact of any transactions that do not directly affect what management considers to be our ongoing operating performance in the period. These adjustments generally eliminate the effects of certain items that may vary from company-to-company for reasons unrelated to overall operating performance.
We are subject to U.S. federal income taxes, in addition to state, and local taxes, with respect to our allocable share of any net taxable income of TWFG Holding. Adjusted Net Income pre-IPO did not reflect adjustments for income taxes since TWFG Holding is a limited liability company and is classified as a partnership for U.S. federal income tax purposes. Post-IPO, the calculation will incorporate the impact of federal and state statutory tax rates on 100% of our adjusted pre-tax income as if the Company owned 100% of TWFG Holding.
Adjusted Net Income Margin. Adjusted Net Income Margin is Adjusted Net Income divided by total revenues. We believe that Adjusted Net Income Margin is a useful measurement of operating profitability for the same reasons we find Adjusted Net Income useful and in addition, it also provides a period-to-period comparison of our after-tax operating performance.

A reconciliation of Adjusted Net Income and Adjusted Net Income Margin to Net income and Net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

Revised Calculation Methodology Applied to Current Period
	Years Ended December 31,
	2024	2023	2022
Total revenues	$203,760	$172,043	$153,875
Net income	$28,592	$26,096	$20,614
Income tax expense	1,495	—	—
Acquisition-related expenses	20	204	—
Restructuring and related expenses	—	17	—
Discontinued operation income	—	(834)	2,733
Equity-based compensation	2,219	—	—
Other non-recurring items(1)	(1,220)	—	—
Amortization expense	11,721	4,594	3,019
Adjusted income before income taxes	42,827	30,077	26,366
Adjusted income tax expense(2)	(9,802)	—
Adjusted Net Income	$33,025	$30,077	$26,366
Net Income Margin	14.0%	15.2%	13.4%
Adjusted Net Income Margin	16.2%	17.5%	17.1%

Legacy Calculation Methodology Applied to Current Period
	Years Ended December 31,
	2024		2023	2022
Total revenues	$203,760		$172,043	$153,875
Net income	$28,592		$26,096	$20,614
Income tax expense	1,495		—	—
Acquisition-related expenses	20	—	204	—
Restructuring and related expenses	—	—	17	—
Discontinued operation income	—	—	(834)	2,733
Equity-based compensation	2,219	—	—	—
Other non-recurring items(1)	(1,220)	—	—	—
Adjusted income before income taxes	31,106		25,483	23,347
Adjusted income tax expense(2)	(7,119)		—	—
Adjusted Net Income	$23,987		$25,483	$23,347
Net Income Margin	14.0%		15.2%	13.4%
Adjusted Net Income Margin	11.8%		14.8%	15.2%

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
(2)Post-IPO, we are subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of TWFG Holding. For the year ended December 31, 2024, the calculation of adjusted income tax expense is based on a federal statutory rate of 21% and a blended state income tax rate of 1.88% on 100% of our adjusted income before income taxes as if we owned 100% of the TWFG Holding.
Adjusted Diluted Earnings Per Share. Adjusted Diluted Earnings Per Share is Adjusted Net Income divided by diluted shares outstanding after adjusting for the effect of (i) the exchange of 100% of the outstanding Class B Common Stock and Class C Common Stock (together with the related LLC Units) into shares of Class A Common

Stock and (ii) the vesting of 100% of the unvested equity awards and exchange into shares of Class A Common Stock. This measure does not deduct earnings related to the noncontrolling interests in TWFG Holding for the period of time prior to July 19, 2024 when we did not own 100% of the business. The most directly comparable GAAP financial metric is diluted earnings per share. We believe Adjusted Diluted Earnings Per Share may be useful to an investor in evaluating our operating performance and efficiency because this measure is widely used by investors to measure a company’s operating performance without regard to items excluded from the calculation of such measure, which can vary substantially from company-to-company depending upon acquisition activity and capital structure. This measure also eliminates the impact of expenses that do not relate to core business performance, among other factors.
A reconciliation of Adjusted Diluted Earnings Per Share to diluted earnings per share, the most directly comparable GAAP measure, for the year ended December 31, 2024 indicated is as follows:

Years Ended December 31, 2024
Earnings per share of common stock – diluted	$0.19
Plus: Impact of all LLC Units exchanged for Class A Common Stock(1)	0.32
Plus: Adjustments to Adjusted net income(2)	0.08
Adjusted Diluted Earnings Per Share	0.59

Weighted average common stock outstanding – diluted	14,982,409
Plus: Impact of all LLC Units exchanged for Class A Common Stock(1)	41,171,461
Adjusted Diluted Earnings Per Share diluted share count	56,153,870

(1)     For comparability purposes, this calculation incorporates the net income that would be distributable if all shares of Class B Common Stock and Class C Common Stock, together with the related LLC Units, were exchanged for shares of Class A Common Stock. For the year ended December 31, 2024, this includes $25.8 million of net income on 14,982,409 weighted-average shares of common stock outstanding - diluted, for the year ended December 31, 2024. For the year ended December 31, 2024, 41,171,461 weighted average outstanding Class B Common Stock and Class C Common Stock were considered dilutive and included in the 56,153,870 weighted-average shares of common stock outstanding - diluted within diluted earnings per share calculation. See Note 14, “Earnings Per Share” to our consolidated financial statements included elsewhere in this Annual Report for more information about the earnings per share.
(2)     Adjustments to Adjusted Net Income are described in the footnotes of the reconciliation of Adjusted Net Income to Net Income in “Adjusted Net Income and Adjusted Net Income Margin”, which represent the difference between Net Income of $28.6 million and Adjusted Net Income of $33.0 million for the year ended December 31, 2024. For the year ended December 31, 2024, Adjusted Diluted Earnings Per Share include adjustments of $4.4 million to Adjusted Net Income on 14,982,409 weighted-average shares of common stock outstanding - diluted.
Adjusted EBITDA. Adjusted EBITDA is a supplemental measure of our performance and is defined as EBITDA adjusted to reflect items such as equity-based compensation, interest income, other non-operating and certain nonrecurring items. EBITDA is defined as net income (the most directly comparable GAAP measure) before interest, income taxes, depreciation and amortization. We believe that Adjusted EBITDA is an appropriate measure of operating performance because it adjusts for significant one-time, non-recurring items and eliminates the ongoing accounting effects of certain capital spending and acquisitions, such as depreciation and amortization, that do not directly affect what management considers to be our ongoing operating performance in the period. These adjustments eliminate the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance. Our measure of Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.
Adjusted EBITDA Margin. Adjusted EBITDA Margin is Adjusted EBITDA divided by total revenues. We believe that Adjusted EBITDA Margin is a useful measurement of operating profitability for the same reasons we find Adjusted EBITDA useful and also because it provides a period-to-period comparison of our operating performance.

A reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin to Net income and Net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Total revenues	$203,760	$172,043	$153,875
Net income	$28,592	$26,096	$20,614
Interest expense	2,223	1,003	398
Interest income(2)	4,376	891	46
Depreciation and amortization	12,020	4,862	3,302
Income tax expense	1,495	—	—
EBITDA	39,954	31,070	24,268
Acquisition-related expenses	20	204	—
Restructuring and related expenses	—	17	—
Equity-based compensation	2,219	—	—
Interest income(2)	4,376	891	46
Discontinued operation income	—	(834)	2,733
Other non-recurring items(1)	(1,220)	—	—
Adjusted EBITDA	$45,349	$31,348	$27,047
Net Income Margin	14.0%	15.2%	13.4%
Adjusted EBITDA Margin	22.3%	18.2%	17.6%

(1)Represents one-time adjustments of office relocation cost and the branch conversions impacts. The branch conversions adjustment is reducing commission expense. In January 2024, nine of our Branches converted to Corporate Branches. Upon conversion, agents of the newly converted Corporate Branches became employees and received salaries, employee benefits, and bonuses for services rendered instead of commissions. As a result, we released a portion of the unpaid commissions related to the converted branches that we no longer are required to settle.
(2)Interest income reflects interest and other earnings on cash balances held by the Company. This income is included in Adjusted EBITDA as we view our total interest and investment income as an integral part of our business model and earnings stream until deployed.
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
A reconciliation of Adjusted Free Cash Flows to Cash flow from Operating Activities, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cash Flow from Operating Activities	$40,479	$30,154	$25,755
Purchase of property and equipment	(3,201)	(260)	(115)
Tax distribution to members(1)	(9,106)	(9,526)	(6,007)
Acquisition-related expenses	20	204	—
Net cash flow provided by operating activities from discontinued operation	—	(839)	(3,661)
Adjusted Free Cash Flow	$28,192	$19,733	$15,972

(1)Tax distributions to members represents the amount distributed to the members of TWFG Holding in respect of their income tax liability related to the net income of TWFG Holding allocated to its members.

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
Liquidity and capital resources
Historical liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through cash generated from our operations. Prior to the IPO, our primary cash flow activities involved: (1) generating cash flow from our operations; (2) making strategic acquisitions; (3) making distributions to the Pre-IPO LLC Members; and (4) making borrowings, interest payments and repayments under our Credit Agreements. On July 19, 2024, we completed the IPO of 11,000,000 shares of Class A Common Stock at an IPO price of $17.00 per share. On July 23, 2024, the underwriters purchased an additional 1,650,000 shares of Class A Common Stock in connection with the underwriters’ full exercise of their option to purchase additional shares. We received approximately $192.9 million of net proceeds from the IPO, including from the full exercise of the underwriters’ option, after deducting underwriting discounts and commissions and related offering expenses. As of December 31, 2024, and December 31, 2023, our cash and cash equivalents were $195.8 million, and $39.3 million, respectively. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service and distributions to our owners.
Credit agreements
On June 5, 2017, TWFG Holding, as borrower, entered into a credit agreement (as subsequently amended, the “Term Loan Credit Agreement”) with PNC Bank, National Association, as lender. On July 30, 2019, TWFG Holding entered into a third amendment to the Term Loan Credit Agreement pursuant to which it borrowed $4.0 million pursuant to a Term Loan B and used these proceeds for permitted acquisitions. On December 4, 2020, TWFG Holding entered into a fifth amendment to the Term Loan Credit Agreement pursuant to which it borrowed an additional $13.0 million pursuant to a Term Loan C and used these proceeds for permitted acquisitions (such amount, together with the amount borrowed on July 30, 2019, the “Term Loans”). On May 23, 2023, TWFG Holding entered into a ninth amendment to the Term Loan Credit Agreement to, among other provisions, provide additional flexibility under the covenants contained therein. The Term Loan B was fully repaid by its maturity on July 30, 2024. The aggregate principal amounts of the Term Loan C as of December 31, 2024 is $5.9 million as follows (in thousands):

Year ended December 31, 2025	$1,912
Year ended December 31, 2026	1,972
Year ended December 31, 2027	2,035
Total	$5,919

On May 23, 2023, TWFG Holding, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association (the “Agent”) and PNC Capital Markets LLC entered into a credit agreement that provides a revolving credit facility to TWFG Holding, with commitments in an aggregate principal amount not to exceed $50.0 million which was amended on June 20, 2024 (as so amended, the “Revolving Facility,” and together with the Term Loan Credit Agreement, the “Credit Agreements”). The June 20, 2024 amendment provided for, among other things, certain amendments relating to the IPO.
The Revolving Facility provides for a revolving credit facility to TWFG Holding in an aggregate principal amount not to exceed $50.0 million that matures on May 23, 2028. The proceeds from borrowings under the Revolving Facility have been used for permitted acquisitions, and may in the future be used for acquisitions, working capital and general corporate purposes. On August 5, 2024, we repaid the outstanding balance of the Revolving Facility amounting to $41.0 million using a portion of the net proceeds from the IPO. On August 6, 2024, in accordance with the Revolving Facility, we became a guarantor of, and granted a security interest to secure, the Revolving Facility. TWFG Holding and the guarantors to the Revolving Credit Facility entered into a letter agreement, dated October 3, 2024, with the Agent and the lenders party thereto to make changes relating to the debt covenant calculation. As of December 31, 2024, there was no outstanding balance under the Revolving Facility.
The Credit Agreements contain covenants that, among other provisions and subject to certain exceptions, restrict our ability to make restricted payments, incur additional debt, engage in asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in transactions with affiliates, change our business or make investments. We may voluntarily prepay in whole or in part the outstanding principal under our Term Loans at any time prior to the maturity date. In addition, the Credit Agreements contain financial covenants that require us, subject to certain exceptions, to maintain a Consolidated Debt Service Coverage Ratio (as defined in the Credit Agreement) of at least 1.50 to 1.00 and a Consolidated Leverage Ratio (as defined in the Credit Agreement) of not more than 2.00 to 1.00, in each case, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, and as of December 31, 2024, we are in compliance with each such covenant.
Pursuant to the Credit Agreements, a change of control default will be triggered if: (i) any person or group (other than the Continuing Pre-IPO LLC Members or Richard F. (“Gordy”) Bunch III and his affiliates) acquires beneficial ownership (within the meaning of Rule 13d-3 and 13d-5 under the Exchange Act) of more than 35% of the total voting power represented by our outstanding voting stock, (ii) we cease to be the managing member of TWFG Holding, (iii) any person (other than us, the Continuing Pre-IPO LLC Members or Richard F. (“Gordy”) Bunch III and his affiliates) owns more than 35% of the membership interests of TWFG Holding or (iv) TWFG Holding shall cease to own, free and clear of all liens or other encumbrances (other than certain Permitted Liens as defined in our Credit Agreements), 100% of the outstanding voting equity interests of each guarantor (other than us) on a fully diluted basis, except as a result of a merger, consolidation or disposition permitted under the Credit Agreement. Such a default could result in the acceleration of repayment of our and our subsidiaries’ indebtedness, including borrowings under our Term Loan Credit Agreement (as defined below) and any amounts then outstanding under the Revolving Facility if not waived by the lenders under our Credit Agreements.
Interest on Term Loan B and Term Loan C accrue at Daily Simple Secured Overnight Financing Rate (“SOFR”) plus the Benchmark Replacement Adjustment of 0.11448%, 0.26161%, or 0.42826% for the one-month, three-month, or six-month borrowing periods, respectively. At our option, the revolving credit facility under the Revolving Facility accrues interest on amounts drawn at the Term SOFR Rate or Daily SOFR plus the SOFR Adjustment of 0.10% and Applicable Margin of 2.00% to 2.75%, each as defined in the Revolving Facility. The Term Loans and the Revolving Facility are collateralized by substantially all the Company’s assets, which includes rights to future commissions.
Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023
Net cash provided by operating activities from continuing operations	$40,479	$29,315
Net cash used in investing activities from continuing operations	(25,055)	(14,719)
Net cash provided by (used in) financing activities from continuing operations	143,431	1,610
Net change in cash, cash equivalents and restricted cash from continuing operations	158,855	16,206
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	46,468	30,262
Cash, cash equivalents and restricted cash from continuing operations, end of period	$205,323	$46,468
Cash paid during the period for interest	$2,298	$832

Comparison of the Years Ended December 31, 2024 and 2023
Operating activities
Operating activities from continuing operations provided $40.5 million and $29.3 million of cash for the years ended December 31, 2024 and 2023, respectively. The increase in net cash provided by operating activities from continuing operations was primarily attributable to the $31.7 million increase in total revenues offset by the increase in commission expense, salaries and employee benefits, other administrative expenses and interest expense amounting to $1.2 million, $15.1 million, $5.7 million, $1.2 million, respectively, and approximately $2.0 million in net outflows from the changes in our net working capital between periods and other individually immaterial increases of $1.3 million of cash inflows. See “—Consolidated Results of Operations” for additional information regarding the results of our operations.
Investing activities
Investing activities from continuing operations used $25.1 million and $14.7 million of cash for the years ended December 31, 2024 and 2023, respectively. Our net investing outflows increased primarily due to the higher level of intangible asset acquisitions in 2024 of $21.9 million compared to $15.4 million in 2023. In January 2024, we acquired the assets of nine of our independent branches for a total purchase price of $40.8 million, of which approximately $20.4 million was paid in cash, with the remainder settled through the issuance of Class A common units. In addition, the Company purchased customer lists intangible assets totaling $1.6 million, of which approximately $0.4 million was paid in cash, for the year ended December 31, 2024 representing purchases of assets with annualized revenues less than $0.5 million. The prior year included three customer list acquisition transactions representing purchases of assets with annualized revenues greater than $0.5 million. See Note 4, “Intangible Assets” to our consolidated financial statements included elsewhere in this Annual Report for additional information regarding our asset acquisitions.
Financing activities
Financing activities from continuing operations provided $143.4 million and $1.6 million of cash for the years ended December 31, 2024 and 2023, respectively. Our net financing inflows increased primarily due to $193.6 million in proceeds from the IPO, net of underwriting costs, the $26.3 million lower cash distributions in 2024 compared to the same period in the prior year, and $4.0 million in higher net inflows from the change in carrier liabilities in the 2024 compared to the same period in the prior year. These changes were partially offset by the decrease of $41.0 million in proceeds from the drawdown of the Revolving Facility in the prior year while the current year has none, repayment of the outstanding balance of the Revolving Facility amounting to $41.0 million using a portion of the net proceeds from the IPO and repayment of the term loans amounting to $2.4 million in 2024 while the prior year had repayment of $2.6 million and $1.0 million in payments of deferred offering costs and deferred acquisition payable, respectively, in 2024 while the prior year had $0.8 million and $0.01 million, respectively.
Future sources and uses of liquidity
Our sources of liquidity include (1) cash on hand, (2) net working capital, (3) cash flows from operations and (4) borrowings on our Credit Agreements. We expect that our primary liquidity needs will comprise of cash needed to (1) provide capital to facilitate the organic growth of our business, (2) pay operating expenses, including cash compensation to our independent agents and our employees, (3) make payments under the Tax Receivable Agreement, (4) fund acquisitions, (5) pay interest and principal due on borrowings under our Credit Agreements and (6) pay income taxes. We expect to have sufficient financial resources to meet our business requirements over the next 12 months and for the long-term, including the ability to service our debt and contractual obligations, finance capital expenditures and make distributions, including tax distributions, to our stockholders. Although cash from operations is expected to be sufficient to service these activities, we have the ability to borrow under our Credit Agreements to accommodate any timing differences in cash flows. Additionally, we may in the future access the capital markets to obtain equity or debt financing, if needed, including to pursue acquisition opportunities.
We have certain obligations related to debt maturities and operating leases. As of December 31, 2024, we had $1.0 million of non-cancelable operating lease obligations for the next 12 months. For the periods following the next 12 months, we have an additional $3.4 million of non-cancellable operating lease obligations. See Note 5, “Operating Leases,” to our consolidated financial statements included elsewhere in this Annual Report for additional information. In addition, as of December 31, 2024, we had $2.5 million of debt maturities for the next 12 months comprised of $1.9 million of the remaining balance under the Term Loan C, and $0.6 million in acquisition-related notes. For the periods following the next 12 months, we have an additional $5.1 million of debt maturities representing $4.0 million under the Term Loan C, and $1.1 million in acquisition-related notes. As of December 31, 2024, there was no outstanding balances under our Revolving Facility. In the future, any outstanding balances under our Revolving Facility, if any, will become due and payable during 2028. Annual interest rates on the acquisition-related notes are 3.75%, 4.69% and 5.00%, and our effective interest rates on the Term Loan C for the year ended December 31, 2024 was 3.06%. As of December 31, 2024, we have an interest rate swap agreement associated with the Term Loan C, which converted the floating interest rates on these loans to fixed interest rates. See Note 6 “Derivatives” and Note 8, “Debt” to our consolidated financial statements included elsewhere in this Annual Report for additional information.
Tax receivable agreement
As a result of our ownership of LLC Units in TWFG Holding, we are subject to U.S. federal, state and local income taxes with respect to our attributable share of any taxable income of TWFG Holding and are taxed at the prevailing U.S. federal income tax rates applicable to corporations. In addition to tax expenses, we also incur expenses related to our operations and we are required to make payments under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of LLC Unit exchanges and the resulting amounts we are likely to pay out to holders of LLC Units pursuant to the Tax Receivable Agreement; however, we estimate that such tax benefits and the related Tax Receivable Agreement payments may be substantial.
We expect that, as a result of the increases in the tax basis of the tangible and intangible assets of TWFG Holding attributable to taxable redemptions, exchanges or purchases of LLC Units from the other holders of LLC Units, the payments that we may make to the other holders of LLC Units could be substantial. The actual increases in tax basis with respect to future taxable redemptions, exchanges or purchases of LLC Units, as well as the amount and timing of any payments we are required to make under the Tax Receivable Agreement in respect of future taxable redemptions, exchanges or purchases of LLC Units, will vary depending on a number of factors, including the market value of our Class A Common Stock at the time of purchase, redemption or exchange, the prevailing U.S. federal income tax rates applicable to us over the life of the Tax Receivable Agreement (as well as the assumed combined state and local tax rate), the amount and timing of the taxable income that we generate in the future and the extent to which future redemptions, exchanges or purchases of LLC Units are taxable transactions.
Payments under the Tax Receivable Agreement are not conditioned on continued ownership of us by the other holders of LLC Units. There may be a material negative effect on our liquidity if, as described below, the payments under the Tax Receivable Agreement exceed the actual benefits we receive in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to us by TWFG Holding are not sufficient to permit us to make payments under the Tax Receivable Agreement.
The Tax Receivable Agreement Acceleration Event provisions in the Tax Receivable Agreement may result in situations where the other holders of LLC Units have interests that differ from or are in addition to those of our other stockholders. Our obligations under the Tax Receivable Agreement will also apply with respect to any person who becomes a party to the Tax Receivable Agreement.
Finally, because we are a holding company with no operations of our own, our ability to make payments under the Tax Receivable Agreement depends on the ability of TWFG Holding to make distributions to us. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid, which could negatively impact our results of operations and could also affect our liquidity in periods in which such payments are made.
Off-balance sheet arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our consolidated financial statements.
Critical accounting estimates
We prepare our consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments; however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe our significant accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. The accounting policies that we believe reflect our more significant estimates, judgments and assumptions that are most critical to understanding and evaluating our reported financial results are: revenue recognition, intangible assets impairment, and income taxes. See Note 2,

“Summary of Significant Accounting Policies,” to our consolidated financial statements included elsewhere in this Annual Report for a summary of our significant accounting policies.
The critical accounting estimates relating to our significant accounting policies are as follows:
Revenue recognition
Commission income
The determination of transaction price for commission income is impacted by policy cancellation at the discretion of the Client, and such a cancellation would result in our commission being limited to the period that the policy was in force. We estimate any expected variable consideration, endorsements, or cancellations, based on historical information, at the time commission income is earned and recognized. We evaluate the assumptions used and adjust those accordingly as experience changes.
Contingent income
The timing of revenue recognition and constraints applied to contingent commissions are based on estimates and assumptions. Contingent income is paid when we meet or exceed certain premium volumes and/or falls below specific loss ratio quotas predetermined by its insurance carriers. Because of the uncertainty regarding estimated loss ratio and premium volume, we estimate the contingent income based on specific factors such as historical trends, written premium estimates, and loss ratios, which are used to accrue the contingent income during the year. The uncertainty regarding the estimated contingent income is primarily in the profitability of the insurance policies placed, as determined by the loss ratios maintained by the insurance carriers. The uncertainty is resolved upon receiving notification from the insurance carrier regarding actual profitability results. We evaluate the assumptions used to estimate contingent income and adjust those assumptions accordingly as experience changes.
Intangible assets impairment
Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable. If indicators of impairment exist, we assess the recoverability of our intangible assets by reviewing the estimated future undiscounted cash flows generated by the corresponding asset or asset group. If based on the assessment, we determined that the intangible assets are impaired, such assets are written down to their fair values with the related impairment losses recognized in the result of operations.
We are required to apply judgment when determining if indicators of impairment exist. Any of the following factors, if present, may trigger an impairment review: (i) a significant underperformance relative to historical or projected future operations, (ii) significant negative or economic trends, and (iii) a significant decline in the market capitalization of the Company. If it is determined that the recoverable of the intangible asset is unlikely due to the existence of one of the triggering events noted above, an impairment analysis is performed. We must make assumptions regarding the estimated cash flows and other factors to determine the fair value of the identified asset. If these estimates or related assumptions change in the future, we may be required to record an impairment charge.
Income Taxes
Deferred tax assets are recognized to the extent that it is determined that these assets are more likely than not to be realized. In making this determination, the Company considers all available favorable and unfavorable evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations.
The Company recognizes a valuation allowance if it is determined that it is more likely than not that the deferred tax asset will not be realized. Estimating future taxable income is inherently uncertain and requires significant judgement. In projecting future taxable income, we consider our historical results, growth strategies, future market trends and incorporate certain other assumptions. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, the Company would record a valuation allowance through earnings in the period the determination was made, which would have an adverse effect on our results of operations and earnings in future periods.
Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future. Other than those potential impacts, we do not believe there is a reasonable likelihood there will be a material change in the tax related balances or valuation allowances. However, due to the complexity of some of these uncertainties, the ultimate resolution may significantly differ from our estimate.

Recent accounting pronouncements
For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included elsewhere in this Annual Report.
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
Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
Our investments are held primarily as cash and cash equivalents. These investments are subject to interest rate risk. The fair values of cash and cash equivalents as of December 31, 2024 and 2023 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material. We do not actively invest or trade in equity securities.
As of December 31, 2024, we had $195.8 million in cash and cash equivalents which earned interest income of $4.8 million for the year ended December 31, 2024. The impact of a hypothetical 100 basis point change in interest rates would have reduced/increased interest income by $0.5 million in the Consolidated Statements of Income.
As of December 31, 2024, we had approximately $5.9 million under our Term Loan Credit Agreement. We repaid the outstanding balances of our Term Loan B and Revolving Facility in full as of December 31, 2024. As of December 31, 2023, we had approximately $8.4 million and $41.0 million of borrowings outstanding under our Term Loan Credit Agreement and Revolving Facility, respectively. These borrowings accrue interest tied to SOFR and therefore interest expense under these borrowings is subject to change. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of TWFG, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TWFG, Inc. and subsidiaries (the "Company") as of December 31, 2024, and 2023, the related consolidated statements of income, comprehensive income (loss), stockholders’/members’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Houston, Texas
March 27, 2025

We have served as the Company's auditor since 2018.

TWFG, Inc.
Consolidated Statements of Income
(Amounts in thousands, except share and per share data)

	Years Ended December 31,
	2024	2023	2022
Revenues
Commission income (related party: 2024- $9,609, 2023- $4,203 and 2022- $4,609)	$183,158	$158,679	$139,488
Contingent income	8,722	4,085	4,620
Fee income (related party: 2024- $2,704, 2023- $1,593 and 2022- $1,830)	10,562	8,311	8,296
Other income	1,318	968	1,471
Total revenues	203,760	172,043	153,875
Expenses
Commission expense	118,086	116,847	104,911
Salaries and employee benefits	29,064	13,970	12,240
Other administrative expenses (related party: 2024- $1,478, 2023- $415 and 2022- $29)	16,665	10,973	9,705
Depreciation and amortization	12,020	4,862	3,302
Total operating expenses	175,835	146,652	130,158
Operating income	27,925	25,391	23,717
Interest expense	2,223	1,003	398
Interest income	4,376	891	46
Other non-operating income (expense), net	9	(17)	(18)
Income before tax	30,087	25,262	23,347
Income tax expense	1,495	—	—
Net income from continuing operations	28,592	25,262	23,347
Net income (loss) from discontinued operation, net of tax	—	834	(2,733)
Net income	28,592	26,096	20,614
Less: net income attributable to noncontrolling interests	25,847	26,096	20,614
Net income attributable to TWFG, Inc.	$2,745	$—	$—

Weighted average shares of common stock outstanding (see Note 14):
Basic	14,772,115
Diluted	14,982,409
Earnings per share (see Note 14):
Basic	$0.19
Diluted	$0.19

See Notes to the Consolidated Financial Statements

TWFG, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	Years Ended December 31,
	2024	2023	2022
Net income	$28,592	$26,096	$20,614
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on investments of discontinued operation during the period (net of tax expense of $0 for 2024, $44 for 2023 and benefit of $250 for 2022)	—	165	(1,068)
Unrealized (loss) gain on derivative instruments during the period	214	109	803
Reclassification of realized gains on derivative instruments included in net income during the period	(321)	(409)	(90)
Total other comprehensive income (loss), net of tax	(107)	(135)	(355)
Comprehensive income	28,485	25,961	20,259
Less: comprehensive income attributable to noncontrolling interests	25,690	25,961	20,259
Comprehensive income attributable to TWFG, Inc.	$2,795	$—	$—

See Notes to the Consolidated Financial Statements

TWFG, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except share/unit data)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$195,772	$39,297
Restricted cash	9,551	7,171
Commissions receivable, net	27,067	19,082
Accounts receivable	7,839	5,982
Deferred offering costs	—	2,025
Other current assets, net	1,619	1,551
Total current assets	241,848	75,108
Non-current assets
Intangible assets, net	72,978	36,436
Property and equipment, net	3,499	597
Lease right-of-use assets, net	4,493	2,459
Other non-current assets	610	837
Total assets	$323,428	$115,437

Liabilities and Equity
Current liabilities
Commissions payable	$13,848	$12,487
Carrier liabilities	12,392	8,731
Operating lease liabilities, current	1,013	882
Short-term bank debt	1,912	2,437
Deferred acquisition payable, current	601	5,369
Other current liabilities	9,851	5,006
Total current liabilities	39,617	34,912
Non-current liabilities
Operating lease liabilities, net of current portion	3,372	1,518
Long-term bank debt	4,007	46,919
Deferred acquisition payable, non-current	1,122	1,037
Other non-current liabilities	24	—
Total liabilities	48,142	84,386
Commitment and contingencies (see Note 16)
Stockholders'/Members' Equity
Class A, B and C common units (631,750 units issued and outstanding at December 31, 2023)	—	632
Class A common stock ($0.01 par value per share - 300,000,000 authorized, 14,811,874 shares issued and outstanding at December 31, 2024)	148	—
Class B common stock ($0.00001 par value per share - 100,000,000 authorized, 7,277,651 shares issued and outstanding at December 31, 2024)	—	—
Class C common stock ($0.00001 par value per share - 100,000,000 authorized, 33,893,810 shares issued and outstanding at December 31, 2024)	—	—
Additional paid-in capital	58,365	25,114
Retained earnings	15,288	4,805
Accumulated other comprehensive income	83	500
Total stockholders' equity attributable to TWFG, Inc. /members’ equity	73,884	31,051
Noncontrolling interests	201,402	—
Total stockholders'/members' equity	275,286	31,051
Total liabilities and equity	$323,428	$115,437

See Notes to the Consolidated Financial Statements

TWFG, Inc.
Consolidated Statements of Stockholders’/Members’ Equity
(Amounts in thousands, except share/unit data)

	Members’ Equity		Class A Common Stock		Class B Voting Stock		Class C Voting Stock
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity Attributable to TWFG, Inc./ Members' Equity	Noncontrolling Interests	Total Stockholders’/Members' Equity
Balance at December 31, 2023	631,750	632	–	–	–	–	–	–	25,114	4,805	500	31,051	–	31,051
Net income	–	—	–	—	–	—	–	—	—	6,629	—	6,629	—	6,629
Shares issued	27,689	28	–	—	–	—	–	—	30,018	—	—	30,046	—	30,046
Cash distributions to members	–	—	–	—	–	—	–	—	—	(2,420)	—	(2,420)	—	(2,420)
Other comprehensive income	–	—	–	—	–	—	–	—	—	—	23	23	—	23
Balance at March 31, 2024	659,439	$660	–	$—	–	$—	–	$—	$55,132	$9,014	$523	$65,329	$—	$65,329
Net income	–	—	–	—	–	—	–	—	—	6,918	—	6,918	—	6,918
Cash distributions to members	–	—	–	—	–	—	–	—	—	(4,679)	—	(4,679)	—	(4,679)
Other comprehensive loss	–	—	–	—	–	—	–	—	—	—	(56)	(56)	—	(56)
Balance at June 30, 2024	659,439	$660	–	$—	–	$—	–	$—	$55,132	$11,253	$467	$67,512	$—	$67,512
Net income prior to the Reorganization Transactions and IPO (see Note 1)	–	—	–	—	–	—	–	—	—	1,290	$—	1,290	—	1,290
Other comprehensive loss prior to the Reorganization Transactions and IPO	–	—	–	—	–	—	–	—	—	—	(33)	(33)	—	(33)
Balance prior to the Reorganization Transactions	659,439	$660	–	$—	–	$—	–	$—	$55,132	$12,543	$434	$68,769	$—	$68,769
Effect of the Reorganization Transactions	(659,439)	(660)	2,161,874	22	7,277,651	—	33,893,810	—	(191,733)	—	(319)	(192,690)	192,690	—
Issuance of Class A common stock at the IPO, net of underwriting costs	–	—	12,650,000	126	–	—	–	—	200,548	—	—	200,674	—	200,674
Capitalized offering costs	–	—	–	—	–	—	–	—	(7,800)	—	—	(7,800)	—	(7,800)
Net income after the Reorganization Transactions and IPO	–	—	–	—	–	—	–	—	—	1,154	—	1,154	4,449	5,603
Other comprehensive loss after the Reorganization Transactions and IPO	–	—	–	—	–	—	–	—	—	—	(33)	(33)	(91)	(124)
Stock-based compensation									1,012			1,012		1,012
Balance at September 30, 2024	–	$—	14,811,874	$148	7,277,651	$—	33,893,810	$—	$57,159	$13,697	$82	$71,086	$197,048	$268,134
Net income	–	–	–	–	–	–	–	–	—	1,591	—	1,591	6,561	8,152
Cash distributions to members	–	–	–	–	–	–	–	–	—	—	—	—	(2,208)	(2,208)
Other comprehensive income	–	–	–	–	–	–	–	–	—	—	1	1	1	2
Stock-based compensation	–	–	–	–	–	–	–	–	1,206	—	—	1,206	—	1,206
Balance at December 31, 2024	–	$—	14,811,874	$148	7,277,651	$—	33,893,810	$—	$58,365	$15,288	$83	$73,884	$201,402	$275,286
See Notes to the Consolidated Financial Statements

TWFG, Inc.
Consolidated Statements of Stockholders’/Members’ Equity (Continued)
(Amounts in thousands, except share/unit data)

	Members’ Equity		Class A Common Stock		Class B Voting Stock		Class C Voting Stock
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity Attributable to TWFG, Inc./ Members' Equity	Noncontrolling Interests	Total Stockholders’/Members' Equity
Balance at December 31, 2021	631,750	$632	–	$—	–	$—	–	$—	$25,114	$32,124	$215	$58,085	—	58,085
Net income	–	—	–	—	–	—	–	—	—	20,614	—	20,614	—	20,614
Distributions to members	–	—	–	—	–	—	–	—	—	(20,558)	—	(20,558)	—	(20,558)
Other comprehensive loss	–	—	–	—	–	—	–	—	—	—	(355)	(355)	—	(355)
Balance at December 31, 2022	631,750	$632	–	$—	–	$—	–	$—	$25,114	$32,180	$(140)	$57,786	$—	$57,786
Cumulative effect of change in accounting principle (see Note 2)	–	—	–	—	–	—	–	—	—	(271)	—	(271)	—	(271)
Adjusted balance at December 31, 2022	631,750	632	–	—	–	—	–	—	25,114	31,909	(140)	57,515	—	57,515
Net income	–	—	–	—	–	—	–	—	—	6,206	—	6,206	—	6,206
Cash distributions to members	–	—	–	—	–	—	–	—	—	(5,378)	—	(5,378)	—	(5,378)
Other distributions to members	–	—	–	—	–	—	–	—	—	(16,599)	—	(16,599)	—	(16,599)
Other comprehensive income	–	—	–	—	–	—	–	—	—	—	39	39	—	39
Impact of discontinued operation on accumulated other comprehensive income	–	—	–	—	–	—	–	—	—	—	775	775	—	775
Balance at March 31, 2023	631,750	$632	–	$—	–	$—	–	$—	$25,114	$16,138	$674	$42,558	$—	$42,558
Net income	–	—	–	—	–	—	–	—	—	7,067	—	7,067	—	7,067
Cash distributions to members	–	—	–	—	–	—	–	—	—	(5,186)	—	(5,186)	—	(5,186)
Other distributions to members	–	—	–	—	–	—	–	—	—	(3,195)	—	(3,195)	—	(3,195)
Other comprehensive income	–	—	–	—	–	—	–	—	—	—	48	48	—	48
Balance at June 30, 2023	631,750	$632	–	$—	–	$—	–	$—	$25,114	$14,824	$722	$41,292	$—	$41,292
Net income	–	—	–	—	–	—	–	—	—	7,608	—	7,608	—	7,608
Cash distributions to members	–	—	–	—	–	—	–	—	—	(2,599)	—	(2,599)	—	(2,599)
Other comprehensive loss	–	—	–	—	–	—	–	—	—	—	(35)	(35)	—	(35)
Balance at September 30, 2023	631,750	$632	–	$—	–	$—	–	$—	$25,114	$19,833	$687	$46,266	$—	$46,266
Net income	–	—	–	—	–	—	–	—	—	5,215	—	5,215	—	5,215
Cash distributions to members	–	—	–	—	–	—	–	—	—	(20,243)	—	(20,243)	—	(20,243)
Other comprehensive loss	–	—	–	—	–	—	–	—	—	—	(187)	(187)	—	(187)
Balance at December 31, 2023	631,750	$632	–	$—	–	$—	–	$—	$25,114	$4,805	$500	$31,051	$—	$31,051
See Notes to the Consolidated Financial Statements

TWFG, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net income	$28,592	$26,096	$20,614
Less: Net income (loss) from discontinued operation, net of tax	—	834	(2,733)
Net income from continuing operations	28,592	25,262	23,347
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	12,020	4,862	3,302
(Gains) losses on sale of intangible assets and property and equipment	—	(84)	(890)
Stock-based compensation expense	2,219	—	—
Non-cash lease expense	1,041	704	556
Other non-cash items	9	12	15
Change in:
Commissions receivable, net	(8,022)	(4,088)	(6,843)
Accounts receivable	(1,756)	(383)	(1,546)
Other current and non-current assets	12	(362)	40
Commissions payable	1,360	2,984	5,006
Accounts payable	—	127	(67)
Operating lease liabilities	(1,085)	(755)	(609)
Other current liabilities	6,089	1,036	(217)
Net cash provided by operating activities from continuing operations	40,479	29,315	22,094
Net cash provided by operating activities from discontinued operation	—	839	3,661
Net cash provided by operating activities	40,479	30,154	25,755
Cash Flows from Investing Activities
Proceeds from disposition of intangible assets	—	928	2,401
Proceeds from disposition of property and equipment	—	—	40
Purchase of intangible assets	(21,854)	(15,387)	(12,164)
Purchase of property and equipment	(3,201)	(260)	(115)
Capital contribution to a subsidiary presented as a discontinued operation	—	—	(5,000)
Other investing activities	—	—	(88)
Net cash used in investing activities from continuing operations	(25,055)	(14,719)	(14,926)
Net cash provided by investing activities from discontinued operation	—	64	422
Net cash used in investing activities	(25,055)	(14,655)	(14,504)
Cash Flows from Financing Activities
Proceeds from borrowings	—	41,000	—
Repayment of borrowings	(43,437)	(2,643)	(2,556)
Distributions to members	(9,307)	(33,406)	(20,558)
Cash derecognized upon distribution of EVO to members	—	(2,229)	—
Net proceeds from IPO, net of underwriting costs	193,552	—	—
Payment of deferred offering costs	—	(796)	—
Payment of equity issuance costs	(38)	—	—
Increase in carrier liabilities	4,754	209	2,890
Decrease in carrier liabilities	(1,093)	(511)	(40)
Payment of deferred acquisition payable	(1,000)	(14)	—
Net cash provided by (used in) financing activities from continuing operations	143,431	1,610	(20,264)
Net cash provided by (used in) financing activities from discontinued operation	—	(11,305)	5,000
Net cash provided by (used in) financing activities	143,431	(9,695)	(15,264)

See Notes to the Consolidated Financial Statements

TWFG, Inc.
Consolidated Statement of Cash Flows (continued)
(Amounts in thousands)

	Years Ended December 31,
	2024	2023	2022

Net change in cash, cash equivalents and restricted cash from continuing operations	158,855	16,206	(13,096)
Net change in cash, cash equivalents and restricted cash from discontinued operation	—	(10,402)	9,083
Net change in cash, cash equivalents and restricted cash	158,855	5,804	(4,013)
Cash, cash equivalents and restricted cash from continuing operations - beginning balance	46,468	30,262	43,358
Cash, cash equivalents and restricted cash from discontinued operation - beginning balance	—	10,402	1,319
Cash, cash equivalents and restricted cash - beginning balance	46,468	40,664	44,677
Cash, cash equivalents and restricted cash - ending balance	205,323	46,468	40,664
Less: Cash, cash equivalents and restricted cash from discontinued operation - ending balance	—	—	10,402
Cash, cash equivalents and restricted cash from continuing operations - ending balance	$205,323	$46,468	$30,262

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$195,772	$39,297	$22,330
Restricted cash	9,551	7,171	7,932
Cash, cash equivalents and restricted cash, end of period	$205,323	$46,468	$30,262

Net change in cash and cash equivalents	$156,475	$6,565	$(5,961)
Net change in restricted cash	2,380	(761)	1,948
Net change in cash, cash equivalents and restricted cash	$158,855	$5,804	$(4,013)

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,298	$832	$404

Non-cash investing and financing activities:
Additions to intangible assets and offsetting additions to deferred acquisition payable	$840	$6,420	$1,218
Additions to intangible assets and offsetting additions to members' equity	25,560	—	—
Additions to intangible assets and offsetting additions to other current liabilities	8	—	—
Settlement of deferred acquisition payable through the issuance of Class A common units	4,524	—	—
Distribution to members	—	6,260	—
Unpaid deferred offering costs	—	1,228	—

See Notes to the Consolidated Financial Statements

TWFG, Inc.
Notes to the Consolidated Financial Statements

1.ORGANIZATION AND BASIS OF PRESENTATION
Organization
TWFG, Inc. was incorporated as a Delaware corporation on January 8, 2024 for the purpose of facilitating an initial public offering (“IPO”) of its Class A common stock (“Class A Common Stock”) and other related reorganization transactions (the “Reorganization Transactions,” which are further described below) in order to carry on the business of TWFG Holding Company, LLC (“TWFG Holding”) and its consolidated subsidiaries. On July 19, 2024, TWFG completed an IPO of 11,000,000 shares of its Class A Common Stock at an initial public offering price of $17.00 per share. On July 23, 2024, the underwriters purchased an additional 1,650,000 shares of Class A Common Stock at $17.00 per share in connection with the underwriters’ full exercise of their option to purchase additional shares. In these notes to the consolidated financial statements, references to the “Company” refer to: (i) TWFG, Inc. and, unless otherwise stated or the context otherwise requires, all of its subsidiaries, including TWFG Holding, for all periods following the consummation of the Reorganization Transactions, including the IPO, and (ii) TWFG Holding and, unless otherwise stated or the context otherwise requires, all of its subsidiaries for periods prior to the completion of the Reorganization Transactions, including the IPO.
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
Evolution Agency Management LLC (“EVO”) is a software services company that offers agents complete agency management systems solutions. In May 2023, the Company distributed its equity interest in EVO to the owners of the Company. The distribution of EVO did not meet the criteria for discontinued operation reporting. The Company has a software licensing agreement with EVO, which allows TWFG-IS and TWFG-GA to use EVO’s proprietary agency management system on a fixed annual fee.
The Woodlands Insurance Company (“TWICO”) is a Texas domiciled insurance company, formed in 2014, which currently writes homeowner’s policies. TWICO is licensed in Texas and Louisiana. In 2023, the Company distributed its equity interest in TWICO to the owners of the Company. TWICO became a related party to the Company post-distribution. The Company has presented TWICO as a discontinued operation in the consolidated financial statements. See Note 13 for additional information about the related party transactions between the Company and TWICO and Note 15 for the discontinued operation.
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
•TWFG’s certificate of incorporation authorizes the issuance of three classes of common stock: Class A Common Stock, non-economic Class B common stock (“Class B Common Stock” or “Class B Voting Stock”) and non-economic Class C common stock (“Class C Common Stock” or “Class C Voting Stock”). Each share of Class A Common Stock entitles its holder to one vote per share on all matters submitted to a vote of the stockholders, each share of Class B Voting Stock entitles its holder to one vote per share on all matters submitted to a vote of the stockholders and each share of Class C Common Stock initially entitles its holder to ten votes per share on all matters submitted to a vote of the stockholders. Each share of non-economic Class C Common Stock is entitled to one vote per share automatically (i) 12 months following the death or disability of Richard F. (“Gordy”) Bunch III or (ii) upon the first trading day on or after such date that the outstanding shares of non-economic Class C Common Stock represent less than 10% of the then-outstanding Class A Common Stock, non-economic Class B Common Stock and non-economic Class C Common Stock, which, in either instance, may be extended to 18 months upon affirmative approval of a majority of the independent directors;
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
As part of the Reorganization Transactions, the Company entered into a Tax Receivable Agreement that obligates the Company to make payments to the other holders of LLC Units generally equal to 85% of the applicable cash savings that the Company actually realizes as a result of certain tax basis adjustments resulting from the purchase of LLC Units from any of the other holders of LLC Units using the net proceeds from any future offering, future taxable redemptions or exchanges of LLC Units by the holders of LLC Units and from payments made under the Tax Receivable Agreement, as well as tax benefits related to imputed interest resulting from payments made under the Tax Receivable Agreement.
The Company retains the benefit of the remaining 15% of these tax savings. The corporate structure following the completion of the IPO and Reorganization Transactions, as described above, is commonly referred to as an “Up-C” structure, which is used by partnerships and limited liability companies when they undertake an IPO of their business. The Up-C structure will allow the other holders of LLC Units to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass-through” entity, for income tax purposes following the IPO.
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
Immediately following the closing of the IPO, TWFG Holding is the predecessor of the Company for financial reporting purposes. As sole managing member of TWFG Holding, the Company has sole authority to determine the amount and timing of distributions from TWFG Holding. Because the Company manages and operates the business and controls the strategic decisions and day-to-day operations of TWFG Holding and also has a substantial financial interest in TWFG Holding, the Company consolidates the financial results of TWFG Holding, and a portion of the Company’s net income is allocated to the noncontrolling interests to reflect the entitlement of the Continuing Pre-IPO LLC Members to a portion of TWFG Holding’s net income. In addition, because TWFG Holding is under the control of Bunch Holdings before and after the Reorganization Transactions, the Company accounts for the Reorganization Transactions as a reorganization of entities under common control and initially measured the assets and liabilities of TWFG Holding at their carrying amounts as of the date of the completion of these Reorganization Transactions.
Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its subsidiaries. TWFG Holding was determined to be a variable interest entity and the Company is considered the primary beneficiary and sole managing member of TWFG Holding and has decision making authority that significantly affects the performance of the entity. The Company consolidates TWFG Holding in its consolidated financial statements and records noncontrolling interests representing the portion of earnings attributable to the economic interest in TWFG Holding held by the Continuing Pre-IPO LLC Members. All intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements include all normal recurring adjustments necessary to present fairly the Company’s consolidated balance sheets, results of operations, and cash flows for all periods presented.
Reclassification
Certain amounts previously reported in the 2023 financial statements have been reclassified for comparative purposes to conform to the current period’s presentation. We reclassified amounts between “Other income” and

“Interest income” in the Consolidated Statements of Income. We disaggregated the interest earned on funds held in a fiduciary capacity and those not held in a fiduciary capacity.
Use of Estimates
The preparation of the consolidated financial statements and notes thereto requires management to make estimates, judgements, and assumptions that affect the amounts reported in the consolidated financial statements and in the notes thereto. Such estimates and assumptions could change in the future as circumstances change or more information becomes available, which could affect the amounts reported and disclosed herein.
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
Commission Income
The Company derives its revenues primarily from the placement of insurance contracts between insurance carriers and insureds. Revenues are recognized when the performance obligation of placing the policy has been met and the policy is in effect, based on the effective date of the policy. Commission income is an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company does not have any significant financing components. The Company incurs costs to fulfill contracts primarily through sales commissions paid to agents. In circumstances in which the contract is one year or less the costs incurred to place the contract is expensed as a practical expedient. The Company incurs costs to place the contracts, primarily through commissions paid to agents.
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
Revenue from performance obligations is satisfied at the point in time in which the current term of the policy is placed and effective. These contracts are executed by the Company on behalf of the insurance carriers to the policyholder. For performance obligations related to the placement of insurance contracts, control transfers to the policyholder at a point in time at which all performance obligations have been fulfilled as evidenced by the binding of a policy. Commissions are established by contract between the Company and the insurance carrier and are calculated as a percentage of the premium for the underlying insurance policy. The Company records revenue when the underlying insurance contracts are bound for the commission expected to be received for the current term of the policy, net of any estimated refunds due to policy cancellations. Commissions related to renewed policies are recognized at the time the policy renews and the new policy becomes effective. The only material promise to be performed by the Company is to sell the policy. While agreements may indicate certain administrative support such as to provide the underlying insured with policy information, such promises are immaterial in the context of the contract and are not identified as performance obligations. Additionally, the Company has concluded that they are required to “re-sell” the policy on an annual basis. As a result, a performance obligation exists for each policy term. This coincides with the efforts of placing renewed policies with the insurance carrier.
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

Contingent Income
Contingent income is earned from the insurance carriers to drive incremental policy sales when the Company meets or exceeds certain premium volumes and/or falls below specific loss ratio quotas predetermined by its insurance carriers. The Company utilizes the expected value approach to estimate contingent income that incorporates a combination of historical payment data by insurance carriers and the current-year production forecast data used to estimate the amount of contingent income expected to be received from the insurance carriers. Because of the uncertainty regarding the amount estimated to be received, the Company limits the recognition of contingent income until information from the insurance carrier regarding the amount owed by the insurance carriers to the Company is received and is probable to avoid reversal of contingent income in the future period. The uncertainty regarding the estimated contingent income is primarily in the profitability of the insurance policies placed, as determined by the loss ratios maintained by the insurance carriers. The uncertainty is resolved upon receiving notification from the insurance carrier regarding actual profitability results. Contingent income is not refundable.
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
Branch fees include the monthly recurring fees assessed for the ongoing customer service and back-office support provided to independent branches operating exclusively through the Company pursuant to an exclusive branch agreement and a one-time branch onboarding fee. The Company’s performance obligation related to branch fees is largely satisfied, and the related revenue is recognized ratably over the term when the services are rendered, typically monthly.
License fees include fixed and usage-based arrangements, which are typically priced as a monthly fixed fee or specified fee per user, assessed by the Company for the use of its proprietary applications. The Company’s performance obligation related to license fees is largely satisfied, and the related revenue is recognized at a point in time, when the services are rendered, typically monthly.
TPA fees are related to services performed based on service agreements with a few insurance carriers. Revenues associated with TPA fees are recognized at a point in time, when the services are performed, which is typically monthly.
Other Income
Other income is comprised primarily of income earned for facilitating premium financing arrangements, fees assessed for agent conventions, interest income on fiduciary funds, and other miscellaneous income.
Cash and Cash Equivalents
Cash and cash equivalents primarily include demand deposits with financial institutions and highly liquid investments with original maturities of three months or less that are not managed by external or internal investment advisors. Interest earned on non-fiduciary funds is recognized in Interest income on the Consolidated Statements of Income while interest earned on fiduciary funds is recognized in Other income on the Consolidated Statements of Income.
Restricted Cash
In certain cases, the Company collects premiums from insureds and, after deducting our commissions and fees, remits the premiums to insurance carriers. The Company also collects surplus line taxes for remittance to state taxing authorities. Additionally, the Company has an agreement with certain insurance carriers whereby it remits claim payments and/or premium refunds to the insured on behalf of the insurance carriers. While the Company is in possession of the premiums, claims payments and surplus line taxes, the Company may invest those funds in interest-bearing demand deposit accounts with banks, in which interest income on these unremitted amounts is included in Other income in the Consolidated Statements of Income. These unremitted amounts are reported as Restricted cash in the Consolidated Balance Sheets. Restricted cash amounting to $9.6 million and $7.2 million as of December 31, 2024 and 2023, respectively, is comprised of interest-bearing bank deposits.

In its role as an insurance intermediary, the Company collects and remits amounts between the insureds and insurance carriers. Because these amounts are collected on behalf of third parties, they are excluded from the measurement of the transaction price when applying the revenue recognition guidance. Similarly, the Company excludes surplus lines taxes from the measurement of the transaction price, as these are assessed by and remitted to governmental authorities. The Company recognizes the amounts to be collected on behalf of others, including insureds and insurance carriers, as Accounts receivable and the associated Carrier liabilities on the Consolidated Balance Sheets. The Company does not have any rights or obligations in connection with these amounts with the exception of segregating these amounts from the Company's operating funds and paying them when they are due.
As of December 31, 2024 and 2023, the Company reported Carrier liabilities amounting to $12.4 million and $8.7 million, respectively. Carrier liabilities are recognized based on premiums written, while Restricted cash is recorded based on premiums collected. This basis difference, coupled with the timing of settling the commissions and fees on collected premiums, resulted in differences between the amount reported in Restricted cash and Carrier liabilities.
Receivables
Commissions receivable represents commissions earned but outstanding along with the estimated contingent commissions.
Accounts receivable represents premiums billed by TWFG-GA on behalf of certain insurance carriers. These amounts, less commissions, fees and taxes, are remitted to the insurance carriers upon collection.
Commissions receivable from agents are recorded in Other current assets.
Allowance for Credit Losses
On January 1, 2023, the Company adopted the current expected credit losses methodology (“CECL”) for estimating allowances for credit losses for most financial assets. The Company adopted the CECL methodology using a modified retrospective method, which requires a cumulative effect adjustment to its opening retained earnings. Upon adoption of the CECL methodology, the Company recorded a total allowance for credit losses of $0.3 million, which was primarily related to Receivables from agents and Commissions receivable.
The Company’s receivables are shown net of an allowance for credit losses, which are based on a combination of credit quality indicators, including, but not limited to, payment status, historical charge-offs, and financial strength of the insurance carriers for Commissions receivable, and production performance and age of balances for Receivables from agents. See Note 3 for additional information about the Company’s Allowance for Credit Losses.
Intangible Assets, net and Acquisitions
Intangible assets are stated at cost, less accumulated amortization, and consist of computer software development costs, non-compete agreements, and purchased customer lists. Computer software development costs are amortized on the straight-line method over three or five years. Non-compete agreements are amortized on the straight-line method over the term of the non-compete agreements. Customer lists represent amounts paid by insurance agencies to buy a list of active policies or insureds. As these policies renew, the Company realizes an income stream from commissions. Customer lists are amortized on the straight-line method over eight to ten years.
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
The Company accounts for asset acquisitions using the cost accumulation and allocation model, whereby the costs of acquisition are allocated to the assets acquired on a relative fair value basis in accordance with the Company’s accounting policies. The asset is recorded in accordance with the cost accumulation method based on the determined purchase price, it is then amortized over the established useful life.
Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable. If indicators of impairment exist, the Company assesses the recoverability of its intangible assets by reviewing the estimated future undiscounted cash flows generated by the corresponding asset or asset group. If based on the assessment, the Company determines that the intangible assets are impaired, such assets are written down to their fair values with the related impairment losses recognized in the Consolidated Statements of Income. There were no impairments recorded for the years ended December 31, 2024 and 2023.
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

Property and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable. If indicators of impairment exist, the Company assesses its recoverability by reviewing the estimated future undiscounted cash flows generated by the corresponding asset or asset group. If based on the assessment, the Company determines that the property and equipment are impaired, such assets are written down to their fair values with the related impairment losses recognized in the result of operations. There were no impairments recorded for the years ended December 31, 2024 and 2023.
Assets held for sale are reported at the lower of the carrying value or fair value, less costs to sell.
Deferred Offering Costs
Deferred offering costs, which consisted of direct incremental legal, accounting, consulting, and other fees and expenses related to the IPO were capitalized in Deferred offering costs on the Consolidated Balance Sheets. The deferred offering costs were offset against IPO proceeds upon the consummation of the IPO. Upon closing of the IPO on July 19, 2024, total deferred offering costs of $7.8 million were recorded to additional paid-in capital to offset the IPO proceeds. The Company had no deferred offering costs as of December 31, 2024.
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
The Company's leased assets consist primarily of real estate for occupied offices and office equipment. Leases with a lease term of 12 months or less at inception are not recorded on the Consolidated Balance Sheets and are expensed on a straight-line basis over the lease term. The Company determines the lease term by assessing the renewal options with the lessor and includes lease extension (or termination) options only when options are reasonably certain of being exercised. All of the Company’s real estate and office equipment leases are recognized as operating leases. The Company has no material financing leases. The Company does not sublease any of its leases. The Company elected the practical expedient to not separate non-lease and lease components and rather account for them as a single lease component of the underlying assets. The Company has no material variable lease payments in any of its leases.
The Company recognizes lease right-of-use (“ROU”) assets and operating lease liabilities on the Consolidated Balance Sheets for operating lease agreements. Lease liabilities are measured at the lease commencement date as the present value of the future lease payments. If the interest rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate on the lease commencement date. ROU assets are measured at the lease liability amount plus initial direct costs and prepaid lease payments less lease incentives.
Derivatives
The Company uses derivative financial instruments, primarily interest rate swaps, to manage its interest rate exposure associated with some of its borrowings. The Company does not hold or issue derivative instruments for trading or speculative purposes. Derivative instruments are recognized as assets or liabilities at fair value on the Consolidated Balance Sheets.
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
The Company discontinues hedge accounting prospectively when: (1) it determines the derivative is no longer highly effective in offsetting changes in the estimated cash flows of a hedged item; (2) the derivative expires, is sold, terminated, or exercised; or (3) the derivative is de-designated as a hedging instrument. When hedge accounting is discontinued, the derivative continues to be carried on the Consolidated Balance Sheets at fair value, with changes in fair value recognized in earnings.
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
All stock-based compensation expense is recorded in Salaries and employee benefits in the Consolidated Statements of Income.
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
Income Taxes
The Company is the managing member of TWFG Holding and, as a result, consolidates the financial results of TWFG Holding in the consolidated financial statements. TWFG Holding is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following the Reorganization Transactions effected in connection with the IPO. As an entity classified as a partnership for tax purposes, TWFG Holding is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by TWFG Holding is passed through to and included in the taxable income or loss of its members, including the Company. The Company is taxed on its allocable share of any net taxable income of TWFG Holding as a corporation and pays corporate federal, state and local taxes.
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Under this method, the Company determines deferred tax assets and liabilities on the basis of the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.
Income tax expense was $1.5 million for the year ended December 31, 2024. The estimated effective tax rate was 5.0% for the year ended December 31, 2024, which is different from the 21% statutory rate primarily because prior to the completion of the Reorganization Transactions, the Company was taxed as a partnership and the taxable income was included in the taxable income of its members. As a result, a provision or liability for federal income tax is not reflected in the consolidated financial statements of the Company for the year ended December 31, 2023. Upon completion of the Reorganization Transactions, income tax expense is recognized only on the portion of earnings attributable to the Company in the periods following the consummation of the Reorganization Transactions.
The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. The Company has determined there are no material uncertain tax positions as of December 31, 2024.
Tax Receivable Agreement
The Company’s purchase of TWFG Holding units in connection with the IPO, as well as the anticipated future redemptions or exchanges of LLC Units by the Pre-IPO LLC Members for shares of our Class A Common Stock or cash, are expected to result in an increase in the Company’s share of the tax basis in the tangible and intangible assets of the TWFG Holding. This increase in tax basis is expected to generate additional tax depreciation and amortization deductions that would not have otherwise been available to the Company, thereby reducing the Company’s future cash tax obligations.
In connection with these transactions, the Company has entered into a Tax Receivable Agreement, pursuant to which the Company is required to pay the other holders of LLC Units 85% of the amount of actual cash savings, if any, in U.S. federal, state, and local income taxes that the Company realizes (or, in certain circumstances, is deemed to realize) as a result of the future increases in tax basis, as well as certain other tax benefits associated with payments made under the Tax Receivable Agreement.
Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (“Topic 280”) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to enhance the disclosure requirements for reportable segments. ASU 2023-07 requires disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”), as well as an aggregate amount of other segment items included within segment profit or loss and a description of its composition. Additionally, ASU 2023-07 requires disclosure of the title and position of the CODM and a description of how the CODM utilizes the reported measure of segment profit or loss to assess segment performance. ASU 2023-07 requires segment disclosures under Topic 280 on an annual and interim basis. This guidance is effective for fiscal year end December 31, 2024. The Company has adopted this standard as disclosed in Note 17 Segment.
Recent Accounting Pronouncements Not Yet Adopted
Disaggregation of Income Statement Expense
On November 4, 2024 the FASB issued ASU 2024-03, Disaggregation of Income Statement Expense (DISE) that requires an entity to disclose in the footnote a tabular format that disaggregates relevant expense captions in to the following natural expense categories: purchase of inventory, employee compensation, depreciation, intangible asset amortization and depreciation, depletion and amortization or other amounts of depletion expense. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application and early adoption is permitted. The Company is currently evaluating the impacts at this time.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Improvement to Income Tax Disclosures that requires disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, and additional information about federal, state, local and foreign income taxes. The standard also requires annual disclosure of income taxes paid (net of refunds received), disaggregated by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is to be applied on a prospective basis, although optional retrospective application is permitted. The Company is still evaluating the specific impacts on our consolidated financial statements and disclosures related to the adoption.
3.REVENUES
The following table presents the disaggregation of revenues by major source (in thousands):

	Years Ended December 31,
	2024	2023	2022
Commission income	$183,158	$158,679	$139,488
Contingent income	8,722	4,085	4,620
Fee income
Policy fees	3,538	2,100	2,600
Branch fees	4,736	2,982	1,661
License fees	1,895	2,695	3,486
TPA fees	393	534	549
Other income	1,318	968	1,471
Total revenues	$203,760	$172,043	$153,875

The Company operates through two primary offerings, which are Insurance Services and TWFG MGA. The following table presents the disaggregation of revenues by offerings (in thousands):

	Years Ended December 31,
	2024	2023	2022
Insurance Services
Agency-in-a-box	$135,166	$132,350	$118,754
Corporate Branches	33,367	6,873	3,155
TWFG MGA	33,719	31,184	30,298
Other	1,508	1,636	1,668
Total revenues	$203,760	$172,043	$153,875

As of December 31, 2024 and December 31, 2023, the Commissions receivable reported in the Consolidated Balance Sheets had a balance of $27.1 million and $19.1 million, respectively, and had an opening balance of $15.0 million as of January 1, 2023. The change in the Commission receivable balance was due to increased revenue for the year ended December 31, 2024. As of December 31, 2024, 75.2% of the commissions receivable balance is current and as of December 31, 2023, 73.2% of the commission receivable balance is current. The Company has no contract liabilities as of December 31, 2024, December 31, 2023, and January 1, 2023.
The Company’s allowance for credit losses is based on a combination of factors, credit quality indicators, including, but not limited to, payment status, historical charge-offs, and financial strength of the insurance carriers for Commissions receivable, and production performance and age of balances for Receivables from agents.

The following table provides a summary of changes in the Company’s allowance for expected credit losses (in thousands):

	Years Ended December 31,
	2024	2023
Beginning of period	$312	$271
Write-offs	—	—
Increase in provision	103	41
End of period	$415	$312

The Progressive Corporation accounted for 13% and 11% of total revenues for the year ended December 31, 2024 and December 31, 2023, respectively. The Travelers Companies, Inc. accounted for 10% of total revenue for the year ended December 31, 2023. For the year ended December 31, 2022, no customers individually accounted for 10% or more of the Company’s total revenues. No other customers individually accounted for 10% or more of the Company’s total revenues for the years ended December 31, 2024 and 2023.
4.INTANGIBLE ASSETS AND ACQUISITIONS
In January 2024, the Company acquired the assets of nine of its independent branches and converted those independent branches to corporate branches. The transactions resulted in the Company recording an increase in customer list intangible assets of $40.8 million. The Company issued equity and paid cash amounting to $40.8 million in settlement for the total purchase price.
The Company previously acquired partial interests in the assets of American Insurance Strategies, LLC (“AIS”), Luczkowski Insurance Agency Inc. (“Luczkowski”) and Jim Kelly Insurance Agency Inc. (“Kelly”) and operated them as corporate branches. In January 2024, the Company acquired the remaining interests in the assets of AIS, Luczkowski, and Kelly for a total purchase price of $5.2 million, converting them to wholly owned corporate branches. The Company paid the total purchase price related to these asset acquisitions through the issuance of equity.
In addition to the acquisitions described above, the Company purchased customer lists intangible assets totaling $1.6 million for the year ended December 31, 2024 and $0.9 million for the year ended December 31, 2023, representing purchases of assets with annualized revenue of less than $0.5 million.
In April 2023, the Company purchased the assets of Ralph E. Wade Insurance Agency Inc. (“Wade”), for total consideration of $4.3 million, fully in cash. The acquisition was accounted for as an asset acquisition under the cost accumulation model. The Company recognized a customer list intangible asset of $4.3 million. Immediately following the asset purchase, the Company sold 10.9% interest in the asset purchased from Wade to AIS for a total consideration of $0.5 million.
In May 2023, the Company purchased 50.1% of the assets of Luczkowski and Kelly, fully in cash. The acquisition was accounted for as an asset acquisition under the cost accumulation model. The Company recognized intangible assets of $0.6 million from the Luczkowski asset purchase and $1.1 million from the Kelly asset purchase.
In October 2023, the Company purchased the assets of Jeff Kincaid Insurance Agency, Inc. (“Kincaid”), for total consideration of $11.8 million, $8.2 million in cash and $3.6 million in equity. The acquisition was accounted for as an asset acquisition under the cost accumulation model. The Company recognized a customer list intangible asset of $11.8 million. The equity consideration was transferred in January 2024.
In December 2023, the Company purchased the assets of Brinson, Inc. (“Brinson”), for total consideration of $2.0 million, $1.0 million in cash and $1.0 million in equity. The acquisition was accounted for as an asset acquisition under the cost accumulation model. The Company recognized a customer list intangible asset for $2.0 million. The equity consideration was transferred in January 2024.

The following table presents information about the Company’s intangible assets (in thousands):

	December 31, 2024				December 31, 2023
	Customer Lists	Computer Software	Non-Compete Agreements	Total	Customer Lists	Computer Software	Non-Compete Agreements	Total
Cost
Balance, beginning of period	$48,997	$7,858	$275	$57,130	$29,177	$8,472	$275	$37,924
Additions(1)	47,556	706	—	48,262	20,678	1,129	—	21,807
Disposals(2)	—	—	—	—	(858)	(1,743)	—	(2,601)
Balance, end of period	96,553	8,564	275	105,392	48,997	7,858	275	57,130
Accumulated amortization	25,482	6,660	272	32,414	14,779	5,684	231	20,694
Net carrying amount, end of period	$71,071	$1,904	$3	$72,978	$34,218	$2,174	$44	$36,436

	2024				2023
	Customer Lists	Computer Software	Non-Compete Agreements	Total	Customer Lists	Computer Software	Non-Compete Agreements	Total
Years Ended December 31,
Amortization expense	$10,703	$976	$42	$11,721	$3,330	$1,147	$117	$4,594

(1)The acquired customer lists in 2024 and 2023 have a weighted average amortization period of 8 years.
(2)For the year ended December 31, 2023, the Company recognized $0.01 million loss on sale of customer lists and $1.74 million loss on disposal of computer software was recognized by the Company.
The following table presents the future amortization for intangible assets as of December 31, 2024 (in thousands):

	Customer Lists	Computer Software	Non-Compete Agreements
2025	$10,762	$640	$3
2026	10,705	531	—
2027	10,658	433	—
2028	10,621	246	—
2029	10,400	54	—
Thereafter	17,925	—	—
Total	$71,071	$1,904	$3

5.OPERATING LEASES
The following table summarizes the Company’s lease costs and supplemental cash flow information related to its operating leases (dollar amounts in thousands):

	Years Ended December 31,
	2024	2023
Operating lease costs reported in Other administrative expenses	$1,089	$723
Short-term operating lease costs reported in Other administrative expenses	104	20
Total lease costs	$1,193	$743

Weighted average remaining lease term (in years)	5.9 years	3.3 years
Weighted average discount rate	4.33%	3.09%

Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases reported in change in operating lease liabilities	$1,131	$774
Operating lease non-cash items:
Non-cash right-of-use assets obtained in exchange for new operating lease liabilities, net of terminations	$3,158	$936

The estimated future minimum payments of operating leases as of December 31, 2024 (in thousands):

2025	$1,200
2026	1,158
2027	709
2028	489
2029	320
Thereafter	1,426
Total undiscounted future lease payments	5,302
Less: imputed interest	(917)
Present value of lease liabilities	$4,385

None of the Company’s leases impose restrictions or covenants on the ability to enter into debt or equity financing transactions, pay dividends, or enter into future lease agreements.
6.DERIVATIVES
On July 30, 2019, and December 4, 2020, the Company entered into interest rate swap agreements to manage its exposure to interest rate fluctuations related to the Company’s term loans. At inception, the Company designated the interest rate swap agreements as cash flow hedges.
The interest rate swap agreement entered on July 30, 2019 with the original notional amount of $4.0 million matured on July 30, 2024. As of December 31, 2024 and 2023, the interest rate swaps continue to be effective hedges. The notional amount of the interest rate swaps as of December 31, 2024 and 2023 is $13.0 million and $17.0 million, respectively.
The fair value of the interest rate swaps as of December 31, 2024 and 2023 was $0.3 million and $0.5 million, respectively, which was included in Other non-current assets, except for the portion that relates to maturities within the next twelve months which are included in Other current assets.
The fair value of derivative assets as of December 31, 2024 and 2023 was determined using the Level II inputs described in Note 2. For determining the fair value of the interest rate swap we use significant other observable market data or assumptions (Level 2 inputs) that we believe market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk. Our fair value estimates reflect an income approach based on the terms of the interest rate swap contract and inputs corroborated by observable market data including interest rate curves.
The maturity date for the current interest rate swap is December 6, 2027, which correspond with the debt maturity date. As of December 31, 2024, 2023, and 2022, the Company expects $0.2 million, $0.3 million and $0.4 million of unrealized gains from the interest rate swap to be reclassified into earnings over the next twelve months.
7.OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following as of the dates indicated (in thousands):

	December 31,
	2024	2023
Accrued salaries and bonus expenses	$1,574	$522
Accrued professional fees	1,256	605
Accounts payable	3,233	1,566
Income tax payable	1,495	—
Other current liabilities	2,293	2,313
	$9,851	$5,006

8.DEBT
The following is a summary of the Company’s outstanding debt (in thousands):

	December 31,
	2024	2023
Term Loans
5-year term loan, periodic interest and monthly principal payments, Daily Simple SOFR + 0.11448% SOFR adjustment, matures July 30, 2024	$—	$584
7-year term loan, periodic interest and monthly principal payments, Daily Simple SOFR + 0.11448% SOFR adjustment, matures December 6, 2027	5,919	7,772
Total term loans	5,919	8,356
Revolving Facility
5-year revolving credit facility, periodic interest payments, Term SOFR + 0.10% SOFR adjustment + 2% up to 2.75% applicable margin based on the consolidated leverage ratio, plus commitment fees of 0.20% up to 0.35% based on the consolidated leverage ratio, matures May 23, 2028	—	41,000
Deferred acquisition payable	1,723	1,381
Total debt	7,642	50,737
Current maturities	(2,513)	(2,781)
Long-term debt	$5,129	$47,956

Future maturities of the Company’s outstanding debt as of December 31, 2024, were as follows (in thousands):

2025	$2,513
2026	2,566
2027	2,296
2028	147
2029	120
Thereafter	—
Total	$7,642

For the years ended December 31, 2024 and 2023, the Company incurred interest expense of $2.2 million and $1.0 million, respectively.
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
Revolving Credit Agreement
On May 23, 2023, TWFG Holding, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association (the “Agent”) and PNC Capital Markets LLC entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) which provides a revolving credit facility to the Company, with commitments in an aggregate principal amount not to exceed $50.0 million, which was amended on June 20, 2024 (as so amended, the “Revolving Facility”). On August 6, 2024, in accordance with the Revolving Facility, we became a guarantor of, and granted security interest to secure, the Revolving Facility. TWFG Holding and the guarantors to the Revolving Credit Facility entered into a letter agreement, dated October 3, 2024, with the Agent and the lenders party thereto to make changes relating to the debt covenant calculation. The borrowings under the Revolving Facility will be used by the Company for permitted acquisitions, working capital and general corporate purposes.
The Company pays a commitment fee on undrawn amounts under the Revolving Facility of 0.20% to up to 0.35% based on the consolidated leverage ratio. On August 5, 2024, the Company repaid the outstanding balance of its Revolving Facility amounting to $41.0 million using a portion of the net proceeds from the IPO (see Note 1). As of December 31, 2024 and 2023, the unused capacity under the Revolving Facility was $50.0 million and $9.0 million, respectively.
Borrowings under the term loans and the Revolving Facility are secured by substantially all assets constituting personal property of TWFG and its subsidiaries, including receivables, inventory, equipment, and intellectual property, subject to certain exceptions. In addition, the term loan agreement contains covenants that restrict the Company’s ability to make certain distributions or dividend payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change the Company’s business or make investments. In addition, the term loan agreement requires the Company to maintain certain financial ratios. As of December 31, 2024 and 2023, the Company was in compliance with these covenants. Because the Company’s term loans and borrowings under the Revolving Facility have variable interest rates, the outstanding debt as of December 31, 2024 and 2023 approximates fair value.
Deferred Acquisition Payable
In April 2023, the Company acquired customer list intangible assets for a total consideration of $4.3 million, of which $3.0 million was paid in cash at closing. The remaining balance was settled through the issuance of a note payable monthly over three years beginning in April 2024 and bears an annual interest of 3.75%.
In March 2024, the Company acquired customer list intangible assets, of which approximately $0.4 million of the purchase price was settled through the issuance of a non-interest bearing note and was recorded as deferred acquisition payable. The note is payable monthly over a period of 70 months. The deferred acquisition payable was recorded at fair value with an annual imputed interest rate of 5.00%.
In October 2024, the Company acquired customer list intangible assets, of which approximately $0.4 million of the purchase price was settled through the issuance of a non-interest bearing note and was recorded as deferred acquisition payable. The note is payable monthly over a period of 60 months. The deferred acquisition payable was recorded at fair value with an annual imputed interest rate of 4.69%.
The portion of the Company’s acquisition-related notes due within 12 months or less from the financial statement date is reported in the Consolidated Balance Sheets as Deferred acquisition payable, current, while the amount due after 12 months from the financial statement date is included in Deferred acquisition payable, non-current. See Notes 4 and 13 for more information regarding the purchase of the customer list intangible assets.
Fair value information about financial instruments not measured at fair value
The following table presents the Company’s debt that is not measured at fair value on a recurring basis:

	Years Ended December 31,
	2024		2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
Current Portion of long-term debt	$1,912	$1,912	$2,437	$2,437
Long-term debt(1)	$4,007	$4,007	$46,919	$46,919
Deferred acquisition payable(2)	$1,723	$1,669	$1,381	$1,301

(1)The carrying value of the Company’s borrowings under various credit agreements approximates its fair value due to the variable interest rate based upon adjusted SOFR.
(2)     The acquisition payable is cash payments that are due to the seller paid out over a future period. The fair value of the acquisition payable is based on an estimate using a discounted cash flow analysis and current finance rates for similar types of financing arrangements.
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
The following table summarizes the capitalization and voting rights of the Company’s classes of stock after the completion of the IPO and the Reorganization Transactions and as of December 31, 2024:

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
The Board is authorized to direct the Company to issue shares of preferred stock in one or more series and has the discretion to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through December 31, 2024, no shares of preferred stock have been issued.
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
Noncontrolling interests
Noncontrolling interests represent the economic interests of TWFG Holding held by the Continuing Pre-IPO LLC Members.
The following table summarizes the ownership of TWFG Holding as of December 31, 2024:

Owner	Unit Owned	Ownership percentage
TWFG, Inc.	14,811,874	26.5%
Noncontrolling interests	41,171,461	73.5%
Total	55,983,335	100.0%

Cash Distributions to Members Related to Their Income Tax Liabilities
As a limited liability company treated as a partnership for income tax purposes, TWFG Holding is not subject to any entity level U.S. federal income taxes, as these taxes are primarily the obligations of its members. Under the TWFG LLC Agreement, TWFG Holding is required to distribute cash, to the extent that TWFG Holding has cash available, on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of net taxable income of TWFG Holding. TWFG Holding makes such tax distributions to its members quarterly, based on an estimated tax rate and projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. Prior to the IPO, TWFG Holding made tax distributions to its members totaling approximately $6.1 million, $9.5 million, and $6.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. Post the completion of the IPO. TWFG Holding made tax distributions to its members totaling approximately $3.0 million.
10.STOCK-BASED COMPENSATION
2024 Omnibus Incentive Plan
On July 17, 2024, the Company adopted the 2024 Omnibus Incentive Plan (the “2024 Incentive Plan”) for its directors, officers, employees, consultants and advisors. The 2024 Incentive Plan authorizes the granting of stock options, restricted stock, RSUs, stock appreciation rights, and other stock-based awards. The Company has reserved 4,346,667 shares of Class A Common Stock for issuance under the 2024 Incentive Plan, subject to annual increases pursuant to the terms of the 2024 Incentive Plan. During the year ended December 31, 2024, the Company granted 429,190 RSUs under the 2024 Incentive Plan, and 3,917,477 shares of Class A Common Stock remain available for future grant. No other award types have been issued under the 2024 Incentive Plan to date.
The fair value of the restricted stock units under the 2024 Incentive Plan for awards granted at the time of the Company’s IPO were granted at the IPO price of $17.00 per share.
Stock-Based Compensation Expense
Stock-based compensation expense recorded in Salaries and employee benefits for the year ended December 31, 2024 was $2.2 million. There was no equity or equity-based compensation plan maintained by the Company prior to its IPO on July 19, 2024. See Note 1 for more information about the IPO.

Stock-Based Awards
Stock-based awards granted in the period include RSUs with service-based vesting conditions. Outstanding RSUs and related activity for the year ended December 31, 2024 were as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2023	—	$—
Granted	429,190	17.00
Converted to shares of Class A Common Stock upon vesting	—	—
Forfeited	(9,255)	17.00
Unvested balance - December 31, 2024	419,935	$17.00

As of December 31, 2024, the Company had $4.9 million of unrecognized stock-based compensation costs related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.5 years.
11.INCOME TAXES
Prior to the Reorganization Transactions, we were organized as Delaware limited liability companies and Delaware limited partnerships and were treated as flow-through entities for U.S. federal income tax purposes. Subsequent to the Reorganization Transactions, we are subject to U.S. federal income and state tax on our allocable share of any taxable income of TWFG Holding’s income (loss) before provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023
Domestic	$29,970	$—
Foreign	117	—
Income before provision for income tax	$30,087	$—
The components of the provision for income taxes is as follows:

	Years Ended December 31,
	2024	2023
Current expense (benefit):
Federal	$1,090	$—
State	382	—
Foreign	23	—
Total current expense (benefit):	$1,495	$—

Deferred expense (benefit):
Federal	—	—
State	—	—
Foreign	—	—
Total deferred expense (benefit):	$—	$—

Total income tax expense (benefit):	$1,495	$—

A reconciliation of the Company's statutory income tax rate to the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2024	2023
Federal income taxes statutory rate	21.0%	—%
Increase (decrease) in rate as a result of:
State current income tax provision, net of federal benefit	1.1%	—%
Income attributable to predecessor that was not subject to corporate income tax (1)	(18.1)%	—%
Change in valuation allowance	1.0%	—%
Effective income tax rate	5.0%	—%

(1)During the years ended December 31, 2024 and 2023, the income attributable to predecessor was not subject to corporate income tax as we were organized as limited liability companies and limited partnerships that were treated as flow-through entities for U.S federal income tax purposes prior to the Reorganization Transactions.
Significant components of the Company's deferred income taxes were as follows (in thousands):

	Years Ended December 31,
	2024	2023
Outside Basis in TWFG Holding	$31,481	$—
Net operating loss carryforwards	—	—
Total deferred tax assets	$31,481	$—
Valuation allowance	(31,481)	—
Net deferred tax assets (liability)	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management has recorded a valuation allowance against our deferred tax asset for our tax basis in TWFG Holding in excess of the carrying value of our investment in TWFG Holding.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations for both federal taxes and the many states in which we operate or do business in. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.
We record uncertain tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.
We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying Consolidated Statements of Income. As of December 31, 2024 and 2023, no accrued interest or penalties are included on the related tax liability line in the Consolidated Balance Sheets.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company's tax years are still open under statute from December 31, 2021, to the present. The resolution of tax matters is not expected to have a material effect on the Company's consolidated financial statements.

As of December 31, 2024 and 2023, we did not have any uncertain tax positions.
12.DEFINED CONTRIBUTION PLAN
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
For the years ended December 31, 2024, 2023 and 2022, the Company recognized expenses related to the Plan of $0.6 million, $0.3 million, and $0.3 million, respectively. The Company at its election may make discretionary profit share contributions. Contributions are subject to certain limitations. For the years ended December 31, 2024, 2023 and 2022, the Company elected not to make any additional discretionary contributions.
13.RELATED PARTY TRANSACTIONS
The Company provides administration services to and pays expenses on behalf of its subsidiaries as part of its management agreement with its subsidiaries. These expenses are allocated to the subsidiaries based on the time expended by employees in each subsidiary. For the years ended December 31, 2024 and 2023, the Company allocated general and administrative expenses related to the continuing operations totaling $5.9 million and $4.2 million, respectively. These amounts are eliminated in the Consolidated Statements of Income.
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
As described in Note 1, in 2023, the Company distributed its equity interest in TWICO to the owners of the Company. As a result, the Company deconsolidated TWICO in January 2023. For the years ended December 31, 2024 and 2023, TWFG-GA earned $9.6 million and $4.2 million in commissions, respectively, and $2.7 million and $1.6 million in fee income, respectively, from TWICO. These amounts are not eliminated and are included in commission income and fee income in the Consolidated Statements of Income. In addition, TWFG Holding provides administration services to and pays expenses on behalf of TWICO as part of its management agreement with TWICO. For the years ended December 31, 2024 and 2023, the Company allocated general and administrative expenses related to TWICO, which were immaterial. The offsetting expenses recognized by TWICO for one month in 2023 related to these commissions, policy, TPA fees and allocated general and administrative expenses are included in the net income from discontinued operation in the Consolidated Statements of Income. See Note 15 for the discontinued operation.
As described in Note 1, in May 2023, the Company distributed its equity interest in EVO to the owners of the Company. As a result, the Company deconsolidated EVO effective on the distribution date. TWFG-IS and TWFG-GA have software licensing agreements with EVO, which allow TWFG-IS and TWFG-GA to use EVO’s proprietary agency management system in exchange for a fixed annual fee. In addition, TWFG Holding provides administration services to and pays expenses on behalf of EVO as part of its management agreement with EVO. Prior to the deconsolidation of EVO, charges between the Company and EVO were eliminated upon consolidation. For the years ended December 31, 2024 and 2023, the Company incurred $1.9 million and $0.7 million in license fees, respectively, and allocated general and administrative expenses related to EVO, totaling $0.4 million and $0.3 million, respectively. These amounts are not eliminated and are included in Other administrative expenses in the Consolidated Statements of Income.
As described in Note 4, the Company purchased the assets of Wade for a total consideration of $4.3 million, of which $3.0 million was paid in cash, and the remaining balance of $1.3 million, was settled through the issuance of an interest-bearing note, payable monthly, over three years beginning in April 2024. The portion of the balance due within 12 months or less from the financial statement date is reported in the Consolidated Balance Sheets as Deferred acquisition payable, current, while the amount due after 12 months from the financial statement date is included in Deferred acquisition payable, non-current.
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
As described in Note 4, the Company acquired interests in the operations and assets of AIS, Luczkowski and Kelly. All respective equity ownership with AIS, Luczkowski and Kelly following the respective asset purchases remained with the sellers, while TWFG-IS managed the ongoing operations of AIS, Luczkowski and Kelly. In January 2024, the Company acquired the remaining interests in the assets of AIS, Luczkowski, and Kelly for a total purchase price of $5.2 million, converting them to wholly-owned corporate branches. The Company issued equity to settle the total purchase price.
As described in Note 4, the Company purchased the assets of Kincaid and Brinson for a total consideration of $11.8 million and $2.0 million, respectively. Upon closing, the Company paid $8.2 million in cash for the Kincaid asset purchase and $0.5 million in cash for the Brinson asset purchase. The amount representing the unsettled portion of the total consideration as of December 31, 2024 and December 31, 2023 was reported as Deferred acquisition payable, current in the Consolidated Balance Sheets.
In January 2024, pursuant to the asset purchase agreements, the remaining balances of the total consideration associated with the Kincaid and Brinson asset purchases were settled through the issuance of the Company’s Class A common units, equivalent to $3.6 million for the Kincaid asset purchase, and the issuance of the Company’s Class A common units equivalent to $1.0 million and cash payment of $0.5 million for the Brinson asset purchase.
On November 12, 2024, the Company entered into a lease agreement with Parkwood 2, LLC (the “Lease”), a related party, for additional office space located in The Woodlands, Texas. Parkwood 2, LLC is owned by the Continuing Pre-IPO LLC Members. The Lease commenced on December 1, 2024 with an initial term of 120 months with an option to renew. The Company has the right to extend the term of the Lease for an additional 120 months at the then-prevailing market rate. As of December 31, 2024, the Company has accrued rent expense and tenant improvements of approximately $2.5 million. See Note 5, Operating Leases for additional information.
RenaissanceRe Holdings Ltd., through its wholly-owned subsidiary RenaissanceRe Ventures U.S. LLC, has been an investor in the Company since 2018. Jonathan Anderson is one of our directors and the Senior Vice President, Global Head - Strategic Investments of RenaissanceRe Holdings Ltd.
Griffin Highline Capital, LLC, through its wholly-owned subsidiary, GHC Woodlands Holdings LLC, has been an investor in the Company since 2021. Michael Doak serves on the Board and is the Chief Executive Officer and Managing Partner of Griffin Highline Capital.
14.EARNINGS PER SHARE
For the year ended December 31, 2024, basic earnings per share has been calculated by dividing net earnings attributable to Class A common stockholders for the period subsequent to the Reorganization Transactions as described in Note 1, by the weighted average number of shares of Class A Common Stock outstanding for the same period. All earnings prior to July 19, 2024, the date of the Reorganization Transactions, were entirely allocable to the noncontrolling interests and, as a result, earnings per share information is not applicable for reporting periods prior to this date. Shares of Class A Common Stock are weighted for the portion of the period in which the shares were outstanding. Diluted earnings per share has been calculated in a manner consistent with that of basic earnings per share while considering all potentially dilutive shares of Class A Common Stock outstanding during the periods.
Prior to the IPO and Reorganization Transactions, TWFG Holding’s equity structure included common units. The Company considered the calculation of earnings per unit for periods prior to the IPO and determined that it would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for the year ended December 31, 2023 and 2022.

The following tables set forth the computation of basic and diluted earnings per share for the year ended December 31, 2024 (in thousands, except share and per share amounts):

Numerator:
Net income attributable to TWFG, Inc. (basic)	$2,745
Plus: Income attributed to dilutive shares	32
Net income attributable to common stockholders (diluted)	$2,777

Denominator:
Weighted average common stock outstanding (basic)	14,772,115
Effect of potentially dilutive securities:
RSUs	210,294
Weighted average common stock outstanding (diluted)	14,982,409

Earnings per share
Basic	$0.19
Diluted	$0.19

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
The Company excluded the following potential shares, presented based on amounts outstanding at period end, from the computation of diluted weighted average shares outstanding for the periods indicated because including them would have had an antidilutive effect:

Year Ended December 31,
2024
Class B Voting Stock	7,277,651
Class C Voting Stock	33,893,810
41,171,461

15.DISCONTINUED OPERATION
Prior to February 2023, TWICO was a wholly owned subsidiary of the Company. In July 2022, the Company entered into a Master Transaction Agreement (“MTA”) in which the Company’s equity interests in TWICO were distributed to the owners of the Company (“TWICO Distribution”). In 2022, as part of the MTA, the Company contributed $5.0 million to TWICO. This contribution was reported in the Consolidated Statements of Cash Flows as an investing outflow from continuing operations and as a financing inflow from discontinued operations. The TWICO Distribution was effective in February 2023 after approval from the Texas Department of Insurance. The TWICO Distribution is a common control transaction and recorded at book value as a capital transaction with no gain or loss recorded. TWICO, as a subsidiary of the Company, was determined to be a component of the Company and disposed of by other-than-sale. The TWICO Distribution represents a significant strategic shift in the operations of the Company and has met all criteria for discontinued operations reporting on the distribution date, i.e., February 2023. After the TWICO Distribution, the Company retains significant continuing involvement in the operation of TWICO through TWICO’s existing agency agreement with TWFG-GA and the management agreement with the

Company. See Note 13 for more information about the transactions between the Company, TWFG-GA and TWICO.
The following is a reconciliation of the amounts of major classes of income from operations classified as discontinued operation in the Consolidated Statements of Income (in thousands):

	Years Ended December 31,
	2024	2023	2022
Revenue	$—	$1,240	$8,575
Less: Operating expenses	—	450	11,026
Operating income (loss)	—	790	(2,451)
Less: Income tax benefit	—	(44)	282
Net income (loss) from discontinued operation, net of tax	$—	$834	$(2,733)

16.LITIGATION AND CONTINGENCIES
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
In the opinion of management, the ultimate resolution of legal actions and pending claims will not materially affect the consolidated financial statements of the Company.
17.SEGMENT
The Company has one operating segment and therefore one reportable segment relating to its business as an independent distribution platform for personal and commercial insurance in the United States. All business activities and operations are reported in the one reportable segment, which applies accounting policies consistent with the consolidated entity. The Company’s CODM, the CEO, manages the Company’s operations on a consolidated basis as one operating segment for the purpose of evaluating financial performance and allocating resources. See Note 2 Revenue for products and major customers on an entity wide basis.
The segment derives its revenues primarily from the placement of insurance contracts between insurance carriers and insureds. The CODM assesses the financial performance of the segment and decides how to allocate resources based on net income on a consolidated basis. The measure of segment assets is reported on the Consolidated Balance Sheets as total consolidated assets. Refer to Note 4 Intangibles Assets and Acquisitions for capital expenditures on an entity wide basis.
The CODM uses net income predominantly in the annual operating budget and in the strategic planning and forecasting process. Such profit measure is used to monitor budget versus actual results on an ongoing basis by the CODM and determine how resources are allocated to the various activities of the Company. The CODM also uses net income to evaluate the Company’s performance and assist in determination of management’s incentive compensation.

The following table provides a summary of the segment revenue, segment profit or loss, and significant segment expenses (in thousands):

	Twelve Months Ended December 31,
	2024	2023	2022
Total revenues	$203,760	$172,043	$153,875
Less:
Commission expense	118,086	116,847	104,911
Salaries and employee benefits	29,064	13,970	12,240
Technology expense	4,246	2,483	2,489
Consultant and other professional fees	3,527	1,497	941
Depreciation and amortization	12,020	4,862	3,302
Other segment items (1)	8,883	7,010	6,293
Interest expense	2,223	1,003	398
Interest income	(4,376)	(891)	(46)
Income tax expense	1,495	—	—
Net income from continuing operations	28,592	25,262	23,347
Net Income (loss) from discontinued operation, net of tax	—	834	(2,733)
Segment and consolidated net income	$28,592	$26,096	$20,614

(1)Other segment items included in segment net income include marketing expenses, survey expenses, office expenses, and certain administrative expenses.
18.SUBSEQUENT EVENTS
In January 2025, the Company completed two asset acquisitions for an aggregate cash purchase price of $10.2 million.
We have evaluated all other subsequent events through March 27, 2025, the issuance date and determined that no events have occurred that require disclosure other than the events listed above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any disclosure controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Controls over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the SEC for newly public companies.
In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.
Item 9B. Other Information
During the quarter ended December 31, 2024, our Company’s directors and officers did not adopt or terminate a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2025 (the “Proxy Statement”).
Item 11. Executive Compensation
The information required by this Item regarding director and executive officer compensation and compensation committee interlocks and insider participation is incorporated herein by reference to our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding equity compensation plans and the security ownership of certain beneficial owners and management of TWFG’s common stock is incorporated herein by reference to our Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item regarding certain relationships and related transactions, and director independence is incorporated herein by reference to our Proxy Statement.
Item 14. Principal Accountant Fees and Services
The Information required by this Item regarding fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) and other matters is incorporated herein by reference to our Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The following exhibits are filed as part of this Annual Report:

Exhibit number	Description

3.1
Amended and Restated Certificate of Incorporation of TWFG, Inc., dated July 17, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42177) filed on July 23, 2024)

3.2	Amended and Restated By-Laws of TWFG, Inc., dated July 17, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-42177) filed on July 23, 2024)

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

4.2*	Description of Registrant’s Securities

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

10.7*	Form of TWFG, Inc. 2024 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Non-Employee Directors)

10.8+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-42177) filed on July 23, 2024)

10.9^
Second Amended and Restated Credit Agreement between RFB Interest, Inc. (as predecessor of TWFG Holding Company, LLC), as Borrower, and Compass Bank, as Lender, dated effective as of June 5, 2017 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.10^
First Amendment to Second Amended and Restated Credit Agreement, dated as of March 22, 2018, by and between TWFG Holding Company, LLC, as Borrower, and Compass Bank, as Lender (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.11
Second Amendment to Second Amended and Restated Credit Agreement, effective as of June 4, 2018, by and between TWFG Holding Company, LLC, as Borrower, and Compass Bank, as Lender (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.12^
Third Amendment to Second Amended and Restated Credit Agreement, effective as of June 30, 2019, by and between TWFG Holding Company, LLC, as Borrower, and BBVA USA, as Lender (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.13^
Fourth Amendment to Second Amended and Restated Credit Agreement, effective as of June 29, 2020, by and between TWFG Holding Company, LLC, as Borrower, and BBVA USA, as Lender (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.14^
Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of December 4, 2020, by and between TWFG Holding Company, LLC, as Borrower, and BBVA USA, as Lender (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.15^
Sixth Amendment to Second Amended and Restated Credit Agreement, effective as of June 29, 2021, by and between TWFG Holding Company, LLC, as Borrower, and BBVA USA, as Lender (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.16^
Seventh Amendment to Second Amended and Restated Credit Agreement, dated as of August 5, 2022, by and between TWFG Holding Company, LLC, as Borrower, and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.17^
Eighth Amendment to Second Amended and Restated Credit Agreement, dated as of December 19, 2022, by and among TWFG Holding Company, LLC, as Borrower, TWFG General Agency, LLC and TWFG Insurance Services, LLC, as Guarantors, and PNC Bank, National Association, as Bank (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.18^
Ninth Amendment to Second Amended and Restated Credit Agreement, dated as of May 23, 2023, by and among TWFG Holding Company, LLC, as Borrower, TWFG General Agency, LLC and TWFG Insurance Services, LLC, as Guarantors, and PNC Bank, National Association, as Bank (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.19^
Credit Agreement, by and among TWFG Holding Company, LLC, the Guarantors party thereto, the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, Swingline Loan Lender and Issuing Lender, and PNC Capital Markets LLC, as Sole Lead Arranger and Sole Bookrunner, dated as of May 23, 2023 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.20^
First Amendment to Credit Agreement, dated as of June 20, 2024, by and among TWFG Holding Company, LLC, the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, Swingline Loan Lender and Issuing Lender (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.21
Second Amendment to Credit Agreement, dated as of October 3, 2024, by and among TWFG Holding Company, LLC, the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, Swingline Loan Lender and Issuing Lender

10.22
Intercompany Services & Cost Allocation Agreement by and among RFB Interests, Inc. DBA The Woodlands Financial Group (TWFG) and its subsidiaries signatories thereto, effective as of January 1, 2017 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.23
First Amendment to Intercompany Services & Cost Allocation Agreement by and among RFB Interests, Inc. DBA The Woodlands Financial Group (TWFG) and its subsidiaries signatories thereto, dated as of February 3, 2020 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.24
Second Amendment to Intercompany Services & Cost Allocation Agreement by and among TWFG Holding Company, LLC and its subsidiaries signatories thereto, dated as of June 1, 2022 (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.25
Amended Managing General Agency and Claims Administration Agreement by and between The Woodlands Insurance Company and TWFG General Agency, LLC dated as of September 1, 2024 (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-42177) filed on November 13, 2024)

10.26
Office Lease Agreement, dated as of November 12, 2024, by and between Parkwood 2, LLC and TWFG Holding Company, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s
Quarterly Report on Form 10-Q (File No. 001-42177) filed on November 13, 2024)

10.27	Form of Independent Agent Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.28	Form of Branch Agreement (Agency With Existing Book) (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.29	Form of Branch Agreement (New Insurance Agency) (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

19.1*	TWFG, Inc. Insider Trading Policy

19.2*	TWFG, Inc. Supplemental Policy Concerning Trading in Company Securities by Certain Designated Persons

21.1*	List of Subsidiaries

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	TWFG, Inc. Clawback Policy

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL)

*Filed herewith.
**Furnished herewith.
+Indicates a management contract or compensatory plan or agreement.
^ Certain exhibits and schedules have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of any omitted schedule upon the request of the SEC.
Item 16. Form 10-K Summary
None

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWFG, Inc.

Date:	March 27, 2025	By:	/s/ Richard F. Bunch III
Name: Richard F. Bunch III
Title: Chief Executive Officer
(Principal Executive Officer)

Date:	March 27, 2025	By:	/s/ Janice E. Zwinggi
Name: Janice E. Zwinggi
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard F. Bunch III	Chief Executive Officer, Chairman and Director	March 27, 2025
Richard F. Bunch III

/s/ Janice E. Zwinggi	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2025
Janice E. Zwinggi

/s/ Jonathan Anderson	Director	March 27, 2025
Jonathan Anderson

/s/ Michelle Bunch	Director	March 27, 2025
Michelle Bunch

/s/ Michael Doak	Director	March 27, 2025
Michael Doak

/s/ Janet S. Wong	Director	March 27, 2025
Janet S. Wong

/s/ Robin A. Ferracone	Director	March 27, 2025
Robin A. Ferracone