Form 10-Q
period 2025-03-31
TWFG, Inc.
filed 2025-05-13
CIK 2007596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission file number 001-42177
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
Yes ☐   No ☒
As of May 9, 2025, there were 14,904,083 shares of Class A common stock, 7,277,651 shares of Class B common stock and 33,893,810 shares of Class C common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under the captions entitled Part I, Item 1A “Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on March 27, 2025 (our “Annual Report”) and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. Many of these factors have previously been identified in fillings or statements made by us or on our behalf.
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
Commonly Used Defined Terms
•“we,” “us,” “our,” the “Company,” “TWFG,” and similar references refer to: (i) TWFG, Inc. and, unless otherwise stated or the context otherwise requires, all of its subsidiaries, including TWFG Holding Company, LLC (“TWFG Holding”), for periods following the consummation of certain reorganization transactions (the “Reorganization Transactions”), including our initial public offering (“IPO”), and (ii) TWFG Holding and, unless otherwise stated or the context otherwise requires, all of its subsidiaries, for periods prior to the completion of the Reorganization Transactions, including our IPO;
•Adjusted Diluted Earnings Per Share: Adjusted Net Income divided by diluted shares outstanding after adjusting for the effect of (i) the exchange of 100% of the outstanding Class B common stock of the Company (the “Class B Common Stock”) and Class C common stock of the Company (the “Class C Common Stock”) (together with the related limited liability company units of TWFG Holding (the “LLC Units”)) into shares of Class A common stock of the Company (“Class A Common Stock”) and (ii) the vesting of 100% of the unvested equity awards and exchange into shares of Class A Common Stock;
•Adjusted EBITDA: EBITDA adjusted to exclude equity-based compensation and other non-operating items, including certain nonrecurring or non-operating gains or losses;
•Adjusted EBITDA Margin: Adjusted EBITDA divided by total revenues;
•Adjusted Free Cash Flow: Cash flow from operating activities (the most directly comparable GAAP measure) less cash payments for tax distributions, purchases of property and equipment and acquisition-related costs;
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
i

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
•Organic Revenue: Total revenues (the most directly comparable GAAP measure) for the relevant period, excluding contingent income, non-policy fee income, other income and those revenues generated from acquired businesses;
•Organic Revenue Growth: Organic Revenue Growth is the change in Organic Revenue period-to-period;
•P&C: Property and casualty insurance;
•Total Written Premium: The total amount of current premium (net of cancellations) placed with insurance carriers;
•TWFG Agencies: Branches, Corporate Branches and MGA Agencies; and
•TWFG MGA: TWFG’s managing general agency.

ii

Part I - Financial Information
Item 1. Financial Statements
TWFG, Inc.
Condensed Consolidated Statements of Income
(Amounts in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Commission income (related party of $3,135 and $1,109 for the three months ended March 31, 2025 and 2024, respectively)	$48,785	$42,545
Contingent income	1,663	1,076
Fee income (related party of $834 and $354 for the three months ended March 31, 2025 and 2024, respectively)	3,011	2,232
Other income	364	290
Total revenues	53,823	46,143
Expenses
Commission expense	31,814	26,443
Salaries and employee benefits	8,196	6,254
Other administrative expenses (related party of $770 and $401 for the three months ended March 31, 2025 and 2024, respectively)	4,724	3,130
Depreciation and amortization	3,359	3,013
Total operating expenses	48,093	38,840
Operating income	5,730	7,303
Interest expense	83	842
Interest income	1,863	170
Other non-operating expense	1	2
Income before tax	7,509	6,629
Income tax expense	656	—
Net income	6,853	6,629
Less: net income attributable to noncontrolling interests	5,515	6,629
Net income attributable to TWFG, Inc.	$1,338	$—

Weighted average shares of common stock outstanding (see Note 12):
Basic	14,889,739
Diluted	15,055,553
Earnings per share (see Note 12):
Basic	$0.09
Diluted	$0.09

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$6,853	$6,629
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivative instruments during the period	(15)	116
Reclassification of realized gains (losses) on derivative instruments included in net income during the period	(53)	(93)
Total other comprehensive income (loss), net of tax	(68)	23
Comprehensive income	6,785	6,652
Less: comprehensive income attributable to noncontrolling interests	5,465	6,652
Comprehensive income attributable to TWFG, Inc.	$1,320	$—

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share/unit data)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$196,424	$195,772
Restricted cash	11,853	9,551
Commissions receivable, net	23,575	27,067
Accounts receivable	8,053	7,839
Other current assets, net	1,500	1,619
Total current assets	241,405	241,848
Non-current assets
Intangible assets, net	80,919	72,978
Property and equipment, net	3,364	3,499
Lease right-of-use assets, net	4,307	4,493
Other non-current assets	535	610
Total assets	$330,530	$323,428

Liabilities and Equity
Current liabilities
Commissions payable	$16,303	$13,848
Carrier liabilities	14,710	12,392
Operating lease liabilities, current	1,124	1,013
Short-term bank debt	1,927	1,912
Deferred acquisition payable, current	1,956	601
Other current liabilities	6,842	9,851
Total current liabilities	42,862	39,617
Non-current liabilities
Operating lease liabilities, net of current portion	3,119	3,372
Long-term bank debt	3,519	4,007
Deferred acquisition payable, non-current	973	1,122
Other non-current liabilities	—	24
Total liabilities	50,473	48,142
Commitments and contingencies (Note 13)
Stockholders' Equity
Class A common stock ($0.01 par value per share - 300,000,000 authorized, 14,904,083 and 14,811,874 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively )	149	148
Class B common stock ($0.00001 par value per share - 100,000,000 authorized, 7,277,651 shares issued and outstanding at March 31, 2025 and December 31, 2024)	—	—
Class C common stock ($0.00001 par value per share - 100,000,000 authorized, 33,893,810 shares issued and outstanding at March 31, 2025 and December 31, 2024)	—	—
Additional paid-in capital	58,374	58,365
Retained earnings	16,626	15,288
Accumulated other comprehensive income	65	83
Total stockholders' equity attributable to TWFG, Inc.	75,214	73,884
Noncontrolling interests	204,843	201,402
Total stockholders' equity	280,057	275,286
Total liabilities and equity	$330,530	$323,428

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statements of Stockholders’/Members’ Equity
(Amounts in thousands, except share/unit data)
(unaudited)

For the Three Months Ended March 31, 2025
	Class A Common Stock		Class B Voting Stock		Class C Voting Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity Attributable to TWFG, Inc.	Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 31, 2024	14,811,874	$148	7,277,651	$—	33,893,810	$—	$58,365	$15,288	$83	$73,884	$201,402	$275,286
Net income	–	—	–	—	–	—	—	1,338	—	1,338	5,515	6,853
Cash distributions to members	–	—	–	—	–	—	—	—	—	—	(2,024)	(2,024)
Other comprehensive income	–	—	–	—	–	—	—	—	(18)	(18)	(50)	(68)
Stock-based compensation	–	—	–	—	–	—	1,204	—	—	1,204	—	1,204
Vesting of restricted stock units	134,018	1	–	—	–	—	—	—	—	1	—	1
Tax withholding on vesting of equity awards	(41,809)	—	–	—	–	—	(1,195)	—	—	(1,195)	—	(1,195)
Balance at March 31, 2025	14,904,083	$149	7,277,651	$—	33,893,810	$—	$58,374	$16,626	$65	$75,214	$204,843	$280,057

For the Three Months Ended March 31, 2024
	Members’ Equity
	Units	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Members’ Equity
Balance at December 31, 2023	631,750	$632	$25,114	$4,805	$500	$31,051
Net income	–	—	—	6,629	—	6,629
Units issuance	27,689	28	30,018	—	—	30,046
Cash distributions to members	–	—	—	(2,420)	—	(2,420)
Other comprehensive income	–	—	—	—	23	23
Balance at March 31, 2024	659,439	$660	$55,132	$9,014	$523	$65,329

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$6,853	$6,629
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	3,359	3,013
Stock-based compensation expense	1,204	—
Non-cash lease expense	305	249
Other non-cash items	3	1
Change in:
Commission receivable, net	3,491	(653)
Accounts receivable	(215)	(93)
Other current and non-current assets	127	264
Commissions payable	2,455	831
Operating lease liabilities	(260)	(266)
Other current liabilities	(1,677)	(221)
Net cash provided by operating activities	15,645	9,754
Cash Flows from Investing Activities
Purchase of intangible assets	(11,151)	(20,973)
Purchase of property and equipment	(15)	(8)
Net cash used in investing activities	(11,166)	(20,981)
Cash Flows from Financing Activities
Repayment of borrowings	(473)	(675)
Distributions to members	(2,024)	(2,420)
Tax withholding on vesting of equity awards	(1,195)	—
Payment of deferred offering costs	—	(1,937)
Payment of equity issuance costs	—	(37)
Receipts of carrier liabilities	3,456	1,818
Payments for carrier liabilities	(1,138)	(66)
Payment of deferred acquisition payable	(151)	(506)
Net cash used in financing activities	(1,525)	(3,823)

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statement of Cash Flows (continued)
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024

Net change in cash, cash equivalents and restricted cash	2,954	(15,050)
Cash, cash equivalents and restricted cash - beginning balance	205,323	46,468
Cash, cash equivalents and restricted cash - ending balance	$208,277	$31,418

Net change in cash and cash equivalents	$652	$(16,742)
Net change in restricted cash	2,302	1,692
Net change in cash, cash equivalents and restricted cash	$2,954	$(15,050)

Supplemental disclosures of cash flow information:
Cash paid for interest	$83	$969

Non-cash investing and financing activities:
Additions to intangible assets and offsetting additions to deferred acquisition payable	$1,356	$394
Additions to intangible assets and offsetting additions to members' equity	$—	$25,560
Additions to intangible assets and offsetting additions to other current liabilities	$—	$5
Settlement of deferred acquisition payable through the issuance of Class A common units	$—	$4,524

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
1.ORGANIZATION AND BASIS OF PRESENTATION
Organization
TWFG, Inc. (“TWFG” or the “Company”) was incorporated as a Delaware corporation on January 8, 2024 for the purpose of facilitating an initial public offering (“IPO”). TWFG is a holding company with its principal asset being a controlling ownership in TWFG Holding Company, LLC (“TWFG Holding”) and its consolidated subsidiaries. All of TWFG’s business is conducted through TWFG Holding and its consolidated subsidiaries, and the financial results of TWFG Holding and its consolidated subsidiaries are included in the Condensed Consolidated Financial Statements of TWFG.
TWFG is a leading, high-growth, independent distribution platform for personal and commercial insurance in the United States. TWFG and its subsidiaries operate through one reportable segment, which is discussed in more detail in Note 14 Segment.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its wholly owned subsidiaries are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The interim financial information is unaudited but reflects all normal adjustments that are necessary to provide a fair statement of results for the interim periods presented. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025 (the “Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2024 was derived from our audited financial statements.
Reclassification
Certain amounts previously reported in the three months ended March 31, 2024 Condensed Consolidated Statements of Income have been reclassified for comparative purposes to conform to the current period’s presentation.
Use of Estimates
The preparation of the Condensed Consolidated Financial Statements and notes thereto requires management to make estimates, judgements, and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and in the notes thereto. Such estimates and assumptions could change in the future as circumstances change or more information becomes available, which could affect the amounts reported and disclosed herein.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes in the Company’s significant accounting policies from those that were disclosed for the year ended December 31, 2024 in the Annual Report.
Recent Accounting Pronouncements Not Yet Adopted
Disaggregation of Income Statement Expense
On November 4, 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expense (DISE), that requires an entity to disclose in the footnote a tabular format that disaggregates relevant expense captions in to the following natural expense categories: purchase of inventory, employee compensation, depreciation, intangible asset amortization and depreciation, depletion and amortization or other amounts of depletion expense. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after

December 15, 2027. The requirements will be applied prospectively with the option for retrospective application and early adoption is permitted. The Company is currently evaluating the impacts.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Improvement to Income Tax Disclosures, that requires disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, and additional information about federal, state, local and foreign income taxes. The standard also requires annual disclosure of income taxes paid (net of refunds received), disaggregated by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is to be applied on a prospective basis, although optional retrospective application is permitted. The Company is still evaluating the specific impacts on its Condensed Consolidated Financial Statements and disclosures related to the adoption.
3.REVENUES
The following table presents the disaggregation of revenues by major source (in thousands):

	Three Months Ended March 31,
	2025	2024
Commission income	$48,785	$42,545
Contingent income	1,663	1,076
Fee income
Policy fees	1,051	513
Branch fees	1,256	1,131
License fees	608	515
TPA fees	96	73
Other income	364	290
Total revenues	$53,823	$46,143

The Company operates through two primary offerings, which are Insurance Services and TWFG MGA. The following table presents the disaggregation of revenues by offerings (in thousands):

	Three Months Ended March 31,
	2025	2024
Insurance Services
Agency-in-a-box	$35,996	$31,729
Corporate Branches	8,223	7,276
TWFG MGA	9,195	6,794
Other	409	344
Total revenues	$53,823	$46,143

As of March 31, 2025 and December 31, 2024, the commissions receivable reported in the Condensed Consolidated Balance Sheets had a balance of $23.6 million and $27.1 million, respectively. The Company has no contract liabilities as of March 31, 2025, December 31, 2024, and January 1, 2024.
The Company’s allowance for credit losses is determined based on a combination of factors: credit quality indicators, including, but not limited to, payment status, historical charge-offs, financial strength of the insurance carriers for commissions receivable, and production performance and age of balances for receivables from agents.

The following table provides a summary of changes in the Company’s allowance for expected credit losses
(in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning of period	$415	$312
Increase in provision	—	58
Decrease in provision	2	—
End of period	$413	$370

The Progressive Corporation accounted for 14% and 13% of total revenues for the three months ended March 31, 2025 and March 31, 2024, respectively. No other customers individually accounted for 10% or more of the Company’s total revenues for the three months ended March 31, 2025 and March 31, 2024.
4.INTANGIBLE ASSETS AND ACQUISITIONS
In January 2024, the Company acquired the assets of nine of its independent branches and converted those independent branches to corporate branches. The transactions resulted in the Company recording an increase in customer lists intangible assets of $40.8 million. The Company issued equity and paid cash amounting to $20.4 million in settlement for the total purchase price.
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
In January 2025, the Company acquired Mike Powell Insurance (“Powell”) and United States Insurance Group, LLC (“USIG”) for a total purchase price of $10.6 million, with $1.4 million to be paid out upon the first anniversary of the close date. The deferred payment is recorded in the deferred acquisition payable on the Condensed Consolidated Balance Sheets. The acquisitions were accounted for as asset acquisitions under the cost accumulation model. The Company recognized intangible assets of $8.0 million from the Powell asset purchase and $2.6 million from the USIG asset purchase.
In addition to the acquisitions described above, the Company purchased customer lists intangible assets totaling $0.5 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively, and $1.6 million for the year ended December 31, 2024, representing purchases of assets with annualized revenue of less than $0.5 million.

The following table presents information about the Company’s intangible assets (in thousands):

	March 31, 2025				December 31, 2024
	Customer Lists	Computer Software	Non-Compete Agreements	Total	Customer Lists	Computer Software	Non-Compete Agreements	Total
Cost
Balance, beginning of period	$96,553	$8,564	$275	$105,392	$48,997	$7,858	$275	$57,130
Additions(1)	11,027	124	—	11,151	47,556	706	—	48,262
Disposals	—	—	—	—	—	—	—	—
Balance, end of period	107,580	8,688	275	116,543	96,553	8,564	275	105,392
Accumulated amortization	28,513	6,836	275	35,624	25,482	6,660	272	32,414
Net carrying amount, end of period	$79,067	$1,852	$—	$80,919	$71,071	$1,904	$3	$72,978

	2025				2024
	Customer Lists	Computer Software	Non-Compete Agreements	Total	Customer Lists	Computer Software	Non-Compete Agreements	Total
Three Months Ended March 31,
Amortization expense	$3,031	$176	$3	$3,210	$2,663	$225	$29	$2,917
(1)    The acquired customer lists in 2025 and 2024 have a weighted average amortization period of 8 years.
The following table presents the future amortization for intangible assets as of March 31, 2025 (in thousands):

	Customer Lists	Computer Software	Non-Compete Agreements
Remainder of 2025	$9,103	$486	$—
2026	12,083	556	—
2027	12,036	457	—
2028	12,000	270	—
2029	11,774	80	—
Thereafter	22,071	3	—
Total	$79,067	$1,852	$—

5.        OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following as of the dates indicated (in thousands):

	March 31, 2025	December 31, 2024
Accrued salaries and bonus expenses	$1,212	$1,574
Accrued professional fees	783	1,256
Accounts payable	653	3,233
Income tax payable	1,837	1,495
Other current liabilities	2,357	2,293
	$6,842	$9,851

6.        DEBT
The following is a summary of the Company’s outstanding debt (in thousands):

	March 31, 2025	December 31, 2024
Term Loans
7-year term loan, periodic interest and monthly principal payments, Daily Simple SOFR + 0.11448% SOFR adjustment, matures December 6, 2027	$5,446	$5,919
Total term loans	5,446	5,919
Revolving Facility
5-year revolving credit facility, periodic interest payments, Term SOFR + 0.10% SOFR adjustment + 2% up to 2.75% applicable margin based on the consolidated leverage ratio, plus commitment fees of 0.20% up to 0.35% based on the consolidated leverage ratio, matures May 23, 2028	—	—
Deferred acquisition payable	1,573	1,723
Total debt	7,019	7,642
Current maturities	(2,526)	(2,513)
Long-term debt	$4,493	$5,129

Future maturities of the Company’s outstanding debt as of March 31, 2025 were as follows (in thousands):

Remainder of 2025	$1,890
2026	2,566
2027	2,296
2028	147
2029	120
Thereafter	—
Total	$7,019

For the three months ended March 31, 2025 and March 31, 2024, the Company incurred interest expense of $0.1 million and $0.8 million, respectively.
Term Loans
The 7-year term loan was entered into on December 4, 2020, with the original principal of $13.0 million, which matures on December 6, 2027. The Company entered into interest rate swap agreements to manage its exposure to interest rate fluctuations related to its term loans.
Revolving Credit Agreement
On May 23, 2023, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank National Association (“Lender”), which provides a revolving credit facility to the Company, with commitments in an aggregate principal amount not to exceed $50.0 million (as amended on June 20, 2024, the “Revolving Facility”). The borrowings under the Revolving Facility will be used by the Company for permitted acquisitions, working capital and general corporate purposes.
The Company pays a commitment fee on undrawn amounts under the Revolving Facility of 0.20% up to 0.35% based on the consolidated leverage ratio. On August 5, 2024, the Company repaid the outstanding balance of its Revolving Facility amounting to $41.0 million using a portion of the net proceeds from the IPO. As of March 31, 2025 and December 31, 2024, the unused capacity under the Revolving Facility was $50.0 million and $50.0 million, respectively.
Borrowings under the term loans and the Revolving Facility are secured by substantially all assets constituting personal property of TWFG, Inc. and its subsidiaries, including receivables, inventory, equipment, and intellectual property, subject to certain exceptions. In addition, the term loan agreement contains covenants that restrict the Company’s ability to make certain distributions or dividend payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change the Company’s business or make investments. In addition, the term loan agreement requires the Company to maintain certain financial ratios. As of March 31, 2025 and December 31, 2024, the Company was in compliance with these covenants. The carrying amount of the Company’s variable rate debt as of March 31, 2025 and December 31, 2024 approximates fair value due to the short-term reset of the interest rate based on SOFR and the absence of a credit spread.
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
The portion of the Company’s acquisition-related notes due within 12 months or less from the financial statement date is reported in the Condensed Consolidated Balance Sheets as Deferred acquisition payable, current, while the amount due after 12 months from the financial statement date is included in Deferred acquisition payable, non-current. See Note 4. Intangible Assets and Acquisitions and Note 11. Related Party Transactions for more information regarding the purchase of the customer list intangible assets.
Fair value information about financial instruments not measured at fair value
The following table presents the Company’s debt that is not measured at fair value on a recurring basis:

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
Current portion of long-term debt	$1,927	$1,927	$1,912	$1,912
Long-term debt(1)	$3,519	$3,519	$4,007	$4,007
Deferred acquisition payable(2)	$2,929	$2,887	$1,723	$1,669

(1)    The carrying value of the Company’s borrowings under its various credit agreements approximates its fair value due to the variable interest rate based upon adjusted SOFR.
(2)    The acquisition payable represents cash payments that are due to the seller paid out over a future period. The fair value of the acquisition payable is based on an estimate using a discounted cash flow analysis and current finance rates for similar types of financing arrangements.
7.        STOCKHOLDERS’ EQUITY
The Company’s board of directors (the “Board”) approved an amended and restated certificate of incorporation (the “Restated Certificate of Incorporation”), which became effective on July 17, 2024 in connection with the IPO. The Restated Certificate of Incorporation authorizes the issuance of three classes of common stock: Class A common stock, par value $0.01 per share (“Class A Common Stock”), non-economic Class B common stock, par value $0.00001 per share (“Class B Common Stock” or “Class B Voting Stock”), and non-economic Class C common stock, par value $0.00001 per share (“Class C Common Stock” or “Class C Voting Stock”), and preferred stock.
In connection with the IPO on July 19, 2024, the Company issued 11,000,000 shares of Class A Common Stock, at a price of $17.00 per share. On July 23, 2024, the underwriters purchased an additional 1,650,000 shares of Class A Common Stock in connection with the underwriters’ full exercise of their option to purchase additional shares, at a price of $17.00 per share. The Company received approximately $192.9 million of net proceeds, including from the full exercise of the underwriters’ option, after deducting underwriting discounts and commissions of approximately $14.4 million and related offering expenses of approximately $7.8 million. In connection with certain reorganization transactions immediately prior to the IPO (the “Reorganization Transactions”), the Company issued

(i) 2,161,874 shares of Class A Common Stock in exchange for 342,362 limited liability company units of TWFG Holding (“LLC Units”) held by Bunch Family Holdings, LLC (“Bunch Holdings”) and 1,819,512 LLC Units held by certain individuals and entities (the “New Members”), (ii) 7,277,651 shares of Class B Common Stock to RenaissanceRe Ventures U.S. LLC (“RenRe”) and GHC Woodlands Holdings LLC (“GHC”) for consideration of $0.00001 per share and (iii) 33,893,810 shares of Class C Common Stock to Bunch Holdings for consideration of $0.00001 per share. Immediately after the IPO and the Reorganization Transactions, 14,811,874 shares of Class A Common Stock were outstanding, including 12,650,000 shares issued in the IPO plus 342,362 shares issued to Bunch Holdings and 1,819,512 shares issued to New Members, and 7,277,651 shares of Class B Common Stock and 33,893,810 shares of Class C Common Stock were outstanding.
The following table summarizes the capitalization and voting rights of the Company’s classes of stock as of March 31, 2025:

	Authorized	Par Value	Issued & Outstanding	Votes per share	Economic Rights
Preferred stock	50,000,000	$0.01	None

Common stock:
Class A(1)	300,000,000	$0.01	14,904,083	1	Yes
Class B(1)	100,000,000	$0.00001	7,277,651	1	No
Class C(2)	100,000,000	$0.00001	33,893,810	10	No
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
The Board is authorized to direct the Company to issue shares of preferred stock in one or more series and has the discretion to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through March 31, 2025, no shares of preferred stock have been issued.
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
Noncontrolling interests
Noncontrolling interests represent the economic interests of TWFG Holding held by Bunch Holdings, RenRe and GHC (collectively, the “Pre-IPO LLC Members” or “Continuing Pre-IPO LLC Members”).
The following table summarizes the ownership of TWFG Holding as of March 31, 2025:

Owner	Units Owned	Ownership percentage
TWFG, Inc.	14,904,083	26.6%
Noncontrolling interests	41,171,461	73.4%
Total	56,075,544	100.0%

Cash Distributions to Members Related to Their Income Tax Liabilities
As a limited liability company treated as a partnership for income tax purposes, TWFG Holding does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. Under the TWFG LLC Agreement, TWFG Holding is required to distribute cash, to the extent that TWFG Holding has cash available, on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of TWFG Holding’s taxable earnings. TWFG Holding makes such tax distributions to its members quarterly, based on an estimated tax rate and projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. TWFG Holding made tax distributions to its members totaling approximately $2.4 million for the three months ended March 31, 2024. TWFG Holding made tax distributions to its members for the three months ended March 31, 2025 totaling approximately $2.8 million.
8.        STOCK-BASED COMPENSATION
2024 Omnibus Incentive Plan
On July 17, 2024, the Company adopted the 2024 Omnibus Incentive Plan (the “2024 Incentive Plan”) for its directors, officers, employees, consultants and advisors. The 2024 Incentive Plan authorizes the granting of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, and other stock-based awards. The Company has reserved 4,346,667 shares of Class A Common Stock for issuance under the 2024 Incentive Plan, subject to annual increases pursuant to the terms of the 2024 Incentive Plan. During the three months ended March 31, 2025, the Company granted 51,160 RSUs and 38,223 performance stock units (“PSUs”) under the 2024 Incentive Plan, and 3,879,862 shares of Class A Common Stock remain available for future grant.
Stock-Based Compensation Expense
Stock-based compensation expense recorded in salaries and employee benefits for the three months ended March 31, 2025 was $1.2 million. There was no equity or equity-based compensation plan maintained by the Company prior to its IPO on July 19, 2024.
Stock-Based Awards
RSUs
The Company withholds and sells shares of Class A Common Stock associated with net settlements to cover tax withholding obligations upon the vesting of RSUs for certain employees under its 2024 Incentive Plan. During the three months ended March 31, 2025, 134,018 RSUs vested and the Company withheld 41,809 RSUs for $1.2 million, resulting in the net issuance of 92,209 shares of Class A Common Stock. The vesting of RSUs is shown net of this withholding on the Condensed Consolidated Statements of Stockholders’/Members’ Equity and Condensed Consolidated Statements of Cash Flows.
Stock-based awards granted in the period include RSUs with service-based vesting conditions. Outstanding RSUs and related activity for the three months ended March 31, 2025 were as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2024	419,935	$17.00
Granted	51,160	30.91
Vested	(134,018)	17.00
Forfeited	(704)	17.00
Unvested balance - March 31, 2025	336,373	$19.12

PSUs
The Company has granted performance and service based awards to certain key employees, in the form of PSUs, which are earned based on the achievement of certain performance targets and continuous service. The PSUs are subject to a two-year measurement period during which the number of Class A Common Stock to be issued in settlement of the PSUs remains uncertain until the end of the measurement period and will cliff vest based on the level of achievement with respect to the applicable performance criteria. The PSUs are divided into two tranches: 50% EBITDA PSUs and 50% Revenue PSUs. The EBITDA PSUs performance vest based on the achievement of certain cumulative EBITDA targets over the performance period. The Revenue PSUs performance vest based on the achievement of certain cumulative organic revenue targets over the performance period. In addition, the PSUs granted to certain employees are contingent generally upon the employee’s continuous service with the Company through the third anniversary of the grant date. Subsequent to such measurement period, the vesting of PSUs is subject to certification by the compensation committee of the Board.
If the vesting conditions of the PSUs are not met the awards will be forfeited. Outstanding PSUs and related activity for the three months ended March 31, 2025 were as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2024	—	$—
Granted	38,223	30.91
Vested	—	—
Forfeited	—	—
Unvested balance - March 31, 2025	38,223	$30.91

Summary of Unamortized Compensation Expense
As of March 31, 2025, the Company estimated there to be $6.5 million of unamortized compensation expense related to all non-vested stock-based compensation arrangements granted under the Company’s stock-based compensation plans, based upon current projections of grants measured against performance criteria. That expense is expected to be recognized over a weighted-average period of 1.9 years.
9.        INCOME TAXES
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Condensed Consolidated Financial Statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.
Prior to the Reorganization Transactions, we were organized as Delaware limited liability companies and Delaware limited partnerships and were treated as flow-through entities for U.S. federal income tax purposes. Income tax expense was $0.7 million for the three months ended March 31, 2025. The estimated effective tax rate was 8.74% for the three months ended March 31, 2025, which is different from the 21% statutory rate primarily because income tax expense is recognized only on the portion of earnings attributable to the Company in the periods following the consummation of the Reorganization Transactions.
As of March 31, 2025 and December 31, 2024, the Company did not have any material uncertain tax positions.

10.        DEFINED CONTRIBUTION PLAN
TWFG Holding sponsors a Safe Harbor defined contribution plan (the “Plan”). The sponsor is part of a controlled group that includes both TWFG Insurance Services LLC (“TWFG-IS”) and TWFG General Agency LLC (“TWFG-GA”). The Plan allows employees who are age 21 or older and have completed 3 months of service to participate.
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
For the three months ended March 31, 2025 and March 31, 2024, the Company recognized expenses related to the Plan of $0.2 million and $0.1 million, respectively. The Company at its election may make discretionary profit share contributions. Contributions are subject to certain limitations. For the three months ended March 31, 2025 and March 31, 2024, the Company elected not to make any additional discretionary contributions.
11.        RELATED PARTY TRANSACTIONS
The Company provides administration services to and pays expenses on behalf of its subsidiaries as part of its management agreement with its subsidiaries. These expenses are allocated to the subsidiaries based on the time expended by employees in each subsidiary. For the three months ended March 31, 2025 and March 31, 2024, the Company allocated general and administrative expenses related to the continuing operations totaling $1.6 million and $1.0 million, respectively. These amounts are eliminated in the Condensed Consolidated Statements of Income.
For the three months ended March 31, 2025 and March 31, 2024, TWFG-GA earned $3.1 million and $1.1 million in commissions, respectively, and $0.8 million and $0.4 million in fee income, respectively, from The Woodlands Insurance Company (“TWICO”). These amounts are not eliminated and are included in commission income and fee income in the Condensed Consolidated Statements of Income. In addition, TWFG Holding provides administration services to and pays expenses on behalf of TWICO as part of its management agreement with TWICO. For the three months ended March 31, 2025 and March 31, 2024, the Company allocated general and administrative expenses related to TWICO, which were immaterial.
TWFG-IS and TWFG-GA have software licensing agreements with Evolution Agency Management LLC (“EVO”), which allow TWFG-IS and TWFG-GA to use EVO’s proprietary agency management system in exchange for a fixed annual fee. In addition, TWFG Holding provides administration services to and pays expenses on behalf of EVO as part of its management agreement with EVO. For the three months ended March 31, 2025 and March 31, 2024, the Company incurred $0.8 million and $0.5 million in license fees, respectively, and allocated general and administrative expenses related to EVO, totaling $0.1 million and $0.06 million, respectively. These amounts are not eliminated and are included in Other administrative expenses in the Condensed Consolidated Statements of Income.
The Company purchased the assets of Ralph E. Wade Insurance Agency Inc. (“Wade”) in April 2023 for a total consideration of $4.3 million, of which $3.0 million was paid in cash, and the remaining balance of $1.3 million, was settled through the issuance of an interest-bearing note, payable monthly, over three years beginning in April 2024. The portion of the balance due within 12 months or less from the financial statement date is reported in the Condensed Consolidated Balance Sheets as Deferred acquisition payable, current, while the amount due after 12 months from the financial statement date is included in Deferred acquisition payable, non-current.
Immediately following the Wade assets purchase, the Company sold 10.9% interest in the assets purchased from Wade to AIS for a total consideration of $0.5 million. In connection with the Wade asset purchase, the branch agreement between TWFG-IS and AIS was amended to add Wade’s book of business into AIS, which changed to TWFG-IS ownership of the assets of AIS branch from 70% to 76.9%.
As described in Note 4. Intangible Assets and Acquisitions, the Company acquired interests in the operations and assets of AIS, Luczkowski and Kelly. All respective equity ownership with AIS, Luczkowski and Kelly following the respective asset purchases remained with the sellers, while TWFG-IS managed the ongoing operations of AIS, Luczkowski and Kelly. In January 2024, the Company acquired the remaining interests in the assets of AIS, Luczkowski, and Kelly for a total purchase price of $5.2 million, converting them to wholly owned corporate branches. The Company issued equity to settle the total purchase price.

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
RenaissanceRe Holdings Ltd., through its wholly-owned subsidiary RenRe, has been an investor in the Company since 2018. Jonathan Anderson serves on the Board and is the Senior Vice President, Global Head - Strategic Investments of RenaissanceRe Holdings Ltd.
Griffin Highline Capital, LLC, through its wholly-owned subsidiary, GHC, has been an investor in the Company since 2021. Michael Doak serves on the Board and is the Chief Executive Officer and Managing Partner of Griffin Highline Capital.
12.        EARNINGS PER SHARE
For the three months ended March 31, 2025, basic earnings per share has been calculated by dividing net earnings attributable to Class A common stockholders by the weighted average number of shares of Class A Common Stock outstanding for the same period. All earnings prior to July 19, 2024, the date of the Reorganization Transactions, were entirely allocable to the noncontrolling interests and, as a result, earnings per share information is not applicable for reporting periods prior to this date. Shares of Class A Common Stock are weighted for the portion of the period in which the shares were outstanding. Diluted earnings per share has been calculated in a manner consistent with that of basic earnings per share while considering all potentially dilutive shares of Class A Common Stock outstanding during the periods.
Prior to the IPO and Reorganization Transactions, TWFG Holding’s equity structure included common units. The Company considered the calculation of earnings per unit for periods prior to the IPO and determined that such presentation would not provide meaningful information to the users of these Condensed Consolidated Financial Statements. Therefore, earnings per share information has not been presented for the three months ended March 31, 2024. The following tables set forth the computation of basic and diluted earnings per share for the three months ended March 31, 2025 (in thousands, except share and per share amounts):

Three Months Ended March 31,
2025
Numerator:
Net income attributable to TWFG, Inc. (basic)	$1,338
Plus: Income attributed to dilutive shares	13
Net income attributable to common stockholders (diluted)	$1,351

Denominator:
Weighted average common stock outstanding (basic)	14,889,739
Effect of potentially dilutive securities:
RSUs	165,814
Weighted average common stock outstanding (diluted)	15,055,553

Earnings per share
Basic	$0.09
Diluted	$0.09

Diluted earnings per share attributable to common stockholders adjusts the basic earnings per share attributable to common stockholders and the weighted average number of shares of common stock outstanding for the potential dilutive impact of potential common stock. Pursuant to the Reorganization Transactions, Class B Voting Stock and Class C Voting Stock are considered in the calculation of dilutive earnings per share on an if-converted basis as these classes of stock, together with the related LLC Units, have exchange rights into Class A Common Stock that could result in additional Class A Common Stock being issued. Net income attributable to the noncontrolling interests would be added back to net income in the fully dilutive computation and adjusted for income taxes which would have been expensed had the income been recognized by the Company, a taxable entity. All other potentially dilutive securities (such as unvested RSUs and PSUs) are determined based on the treasury stock method.
The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted weighted average shares outstanding for the periods indicated because including them would have had an antidilutive effect:

Three Months Ended March 31,
2025
PSUs	38,223
RSUs	51,160
Class B Voting Stock	7,277,651
Class C Voting Stock	33,893,810
41,260,844

13.        LITIGATION AND CONTINGENCIES
The Company may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. Although the results and claims are inherently unpredictable and uncertain, the Company is not presently a party to any litigation the outcome of which, the Company believes, if determined adversely to it, would individually or taken together have a material adverse effect on the Company’s business, operating results, cash flows or financial condition.
The Company records liabilities for loss contingencies when it is probable that a liability has been incurred and the amount is reasonably estimable. The Company does not discount such contingent liabilities and recognizes incremental costs related to the contingencies when incurred.
14.        SEGMENT
The Company has one operating segment and therefore one reportable segment relating to its business as an independent distribution platform for personal and commercial insurance in the United States. All business activities and operations are reported in the one reportable segment, which applies accounting policies consistent with the consolidated entity. The Company’s Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, manages the Company’s operations on a consolidated basis as one operating segment for the purpose of evaluating financial performance and allocating resources. See Note 3. Revenue for products and major customers on an entity wide basis.
The segment derives its revenues primarily from the placement of insurance contracts between insurance carriers and insureds. The CODM assesses the financial performance of the segment and decides how to allocate resources based on net income on a consolidated basis. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total consolidated assets. Refer to Note 4. Intangible Assets and Acquisitions for capital expenditures on an entity wide basis.
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

The following table provides a summary of the segment revenue, segment profit or loss, and significant segment expenses (in thousands):

	Three Months Ended March 31,
	2025	2024
Total revenues	$53,823	$46,143
Less:
Commission expense	31,814	26,443
Salaries and employee benefits	8,196	6,254
Technology expense	1,418	1,077
Consultant and other professional fees	805	504
Depreciation and amortization	3,359	3,013
Other segment items (1)	2,502	1,551
Interest expense	83	842
Interest income	(1,863)	(170)
Income tax expense	656	—
Segment and consolidated net income	$6,853	$6,629

(1)    Other segment items included in segment net income include marketing expenses, survey expenses, office expenses, and certain administrative expenses.
15.        SUBSEQUENT EVENTS
Subsequent to the quarter ended March 31, 2025, the Company completed acquisitions and business partnerships in support of our on-going growth strategy. The financial and operational impacts of these transactions remain subject to further evaluation and, as of the date of this filing, are not expected to have a material effect on the Company’s Condensed Consolidated Financial Statements.
We have evaluated subsequent events through May 13, 2025, the issuance date and determined that no events have occurred that require disclosure other than the event listed above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes and other financial information included elsewhere in this Quarterly Report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed below and in the Annual Report, particularly in the section Part I, Item 1A. Risk Factors and in “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report.
The following discussion contains commentary on the financial results derived from the unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2025 and March 31, 2024 of TWFG, Inc.
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
The following table sets forth our revenues by amount and as a percentage of our revenues for the periods indicated (dollar amounts in thousands):

	Three Months Ended March 31,
	2025		2024
	Amount	% of Total	Amount	% of Total
Commission income	$48,785	91%	$42,545	92%
Contingent income	1,663	3	1,076	2
Fee income	3,011	5	2,232	5
Other income	364	1	290	1
Total revenues	$53,823	100%	$46,143	100%

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
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2025		2024
	Amount	% of Total	Amount	% of Total
Revenues
Commission income	$48,785	91%	$42,545	92%
Contingent income	1,663	3	1,076	2
Fee income	3,011	5	2,232	5
Other income	364	1	290	1
Total revenues	53,823	100%	46,143	100%
Expenses
Commission expense	31,814	66%	26,443	68%
Salaries and employee benefits	8,196	17	6,254	16
Other administrative expenses	4,724	10	3,130	8
Depreciation and amortization	3,359	7	3,013	8
Total operating expenses	48,093	100%	38,840	100%
Operating income	5,730		7,303
Interest expense	83		842
Interest income	1,863		170
Other non-operating expense	1		2
Income before tax	7,509		6,629
Income tax expense	656		—
Net income	$6,853		$6,629

Comparison of the Three Months Ended March 31, 2025 and 2024
Total revenues
The following table presents the disaggregation of our revenues by offerings (in thousands):

	Three Months Ended March 31,
	2025		2024
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$35,996	67%	$31,729	69%
Corporate Branches	8,223	15	7,276	15
Total Insurance Services	44,219	82	39,005	84
TWFG MGA	9,195	17	6,794	15
Other	409	1	344	1
Total revenues	$53,823	100%	$46,143	100%

Total revenues for the three months ended March 31, 2025 increased by $7.7 million, or 16.6%, compared to the same period in the prior year. The increase was primarily due to a $6.2 million, or 14.7%, increase in commission income driven primarily by higher premium rates and continued business growth. Also contributing to the increase in total revenues were the $0.8 million, or 34.9%, increase in fee income, $0.6 million, or 54.6%, increase in contingent income, and $0.1 million, or 25.5%, increase in other income compared to the same period in the prior year. See discussions below for additional information about the changes in our revenues.
Commission income
The following table presents the disaggregation of our commission income by offerings (in thousands):

	Three Months Ended March 31,
	2025		2024
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$33,358	68%	$29,900	70%
Corporate Branches	8,214	17	7,250	17
Total Insurance Services	41,572	85	37,150	87
TWFG MGA	7,213	15	5,395	13
Total commission income	$48,785	100%	$42,545	100%

Commission income for the three months ended March 31, 2025 increased by $6.2 million, or 14.7%, compared to the same period in the prior year. Higher premium rates and continued business growth were the primary drivers of the increase in our commission income.
Commission income for Insurance Services grew by $4.4 million, or 11.9%, for the three months ended March 31, 2025 compared to the same period in the prior year. Agency-in-a-Box commission income for the three months ended March 31, 2025 increased by $3.5 million, or 11.6%, compared to the same period in the prior year. This increase was driven by higher written premium volume.
Insurance Services Corporate Branches commission income for the three months ended March 31, 2025 increased by $1.0 million, or 13.3%, compared to the same period in the prior year. The increase was primarily driven by the continued organic growth of our Book of Business.
TWFG MGA commission income for the three months ended March 31, 2025 increased by $1.8 million, or 33.7%, compared to the same period in the prior year. An increase of $1.7 million was due to continued growth and commission rate increase of The Woodlands Insurance Company business compared to the same period in the prior year. The additional $0.1 million was driven by growth in the Company’s other MGA programs. See “Key Performance Indicators” below for additional information related to our written premiums.
Contingent income
Contingent income for the three months ended March 31, 2025 was $1.7 million, reflecting a $0.6 million, or 54.6%, increase compared to the same period in the prior year. The increase in contingent income was primarily due to underlying growth in our business. Contingent income is unpredictable and dependent upon the target financial and performance metrics established by the insurance carriers.
Fee income
The following table presents the disaggregation of our fee income by major sources (in thousands):

	Three Months Ended March 31,
	2025		2024
	Amount	% of Total	Amount	% of Total
Policy fees	$1,051	35%	$513	23%
Branch fees	1,256	42	1,131	51
License fees	608	20	515	23
TPA fees	96	3	73	3
Total fee income	$3,011	100%	$2,232	100%

Fee income for the three months ended March 31, 2025 increased by $0.8 million, or 34.9%, compared to the same period in the prior year. Changes to individual components of fee income are discussed in detail below:

•Policy fees for the three months ended March 31, 2025 increased by $0.5 million, or 104.9%, compared to the same period in the prior year. The increase in policy fees was primarily due to higher policy count in our TWFG MGA offering. The increase in policy count was driven primarily by new business growth.
•Branch fees for the three months ended March 31, 2025 increased by $0.1 million, or 11.1%, compared to the same period in the prior year. The increase in branch fees was primarily driven by increased agent growth.
•License fees for the three months ended March 31, 2025 increased by $0.1 million, or 18.1%, compared to the same period in the prior year. The increase in license fees was primarily due to the increased fees associated with a licensing agreement for software.
•TPA fees for the three months ended March 31, 2025 was comparable to the same period in the prior year.
Other income
Other income for the three months ended March 31, 2025 was $0.4 million compared to $0.3 million in the same period in the prior year, reflecting an increase of $0.1 million, or 25.5%. Overall, the account balance is deemed comparable to the same period in the prior year.
Commission expense
The following table presents the disaggregation of our commission expense by offerings (in thousands):

	Three Months Ended March 31,
	2025		2024
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$25,954	82%	$22,028	83%
Corporate Branches	1,105	3	862	3
Total Insurance Services	27,059	85	22,890	86
TWFG MGA	4,726	15	3,535	14
Other	29	—	18	—
Total commission expense	$31,814	100%	$26,443	100%

Commission expense for the three months ended March 31, 2025 increased by $5.4 million, or 20.3%, compared to the same period in the prior year. The increase was primarily due to the increased growth in business of $3.9 million consistent with commission income and the one-time favorable adjustment of $1.5 million related to the branch conversion that occurred in 2024. See commission income discussion above for additional information regarding the driver of changes.
Insurance Services Agency-in-a-Box commission expense for the three months ended March 31, 2025 increased by $3.9 million, or 17.8%, compared to the same period in the prior year. The increase was primarily due to the increase in business of $2.4 million consistent with commission income and the one-time favorable adjustment of $1.5 million. The expenses of our Branches are primarily commission expense, which is determined as a percentage of commission income. The profitability of our Branches, as determined by the difference between commission income and commission expense, is consistent.
Insurance Services Corporate Branches commission expense for the three months ended March 31, 2025 increased by $0.2 million, or 28.2%, compared to the same period in the prior year. The expenses of our Corporate Branches are mainly salaries and benefits, and are primarily fixed expenses, which are not directly related to commission income. The profitability of our Corporate Branches varies mainly based on changes in commission income. In addition, since the commission expense of our Corporate Branches represents a smaller percentage of their operating expenses, we expect revenue growth, both organic and through future acquisitions, to positively impact our operating income in the future.
TWFG MGA commission expense for the three months ended March 31, 2025 increased by $1.2 million, or 33.7%, compared to the same period in the prior year. The increase was consistent with commission income.

Salaries and employee benefits
Salaries and employee benefits for the three months ended March 31, 2025 was $8.2 million compared to $6.3 million in the same period in the prior year, reflecting an increase of $1.9 million, or 31.1%. The increase was primarily due to the increases in headcount as part of being a public company, stock compensation expense as well as acquisitions in January of 2025.
Other administrative expenses
Other administrative expenses for the three months ended March 31, 2025 was $4.7 million compared to $3.1 million in the same period in the prior year, reflecting an increase of $1.6 million, or 50.9%. The increase was primarily due to higher expenses of $0.3 million of information technology, $0.3 million of professional fees, $0.3 million of survey, $0.2 million of rent, $0.2 million of insurance and $0.3 million of other administrative expenses, all due primarily to business growth and increased costs as a public company.
Depreciation and amortization
Depreciation and amortization for the three months ended March 31, 2025 was $3.4 million compared to $3.0 million in the same period in the prior year, reflecting an increase of $0.3 million, or 11.5%. The increase was primarily due to the amortization of intangible assets from our recent asset acquisitions.
Interest expense
Interest expense for the three months ended March 31, 2025 was $0.1 million compared to $0.8 million for the same period in the prior year, reflecting a decrease of $0.8 million, or 90.14% due to the repayment of the Revolving Facility (as defined below) during the second half of 2024.
Interest income
Interest income for the three months ended March 31, 2025 was $1.9 million, compared to $0.2 million in the same period in the prior year, reflecting an increase of $1.7 million. The increase was attributable to interest income earned on proceeds from the IPO and operating cash funds of $196.4 million.
Income tax expense
Income tax expense for the three months ended March 31, 2025 was $0.7 million compared to zero for the same period in the prior year as after consummation of the Reorganization Transactions and IPO, the Company became subject to U.S. federal, state, and local income taxes with respect to its allocable share of taxable income of TWFG Holding assessed at the prevailing corporate tax rates.

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
The following table presents the disaggregation of Total Written Premium by offerings, business mix and line of business (in thousands):

	Three Months Ended March 31,
	2025		2024
	Amount	% of Total	Amount	% of Total
Offerings:
Insurance Services
Agency-in-a-Box	$249,475	68%	$218,936	68%
Corporate Branches	68,098	18	57,884	18
Total Insurance Services	317,573	86	276,820	86
TWFG MGA	53,389	14	44,446	14
Total written premium	$370,962	100%	$321,266	100%

Business Mix:
Insurance Services
Renewal business	$244,845	66%	$214,477	67%
New business	72,728	20	62,343	19
Total Insurance Services	317,573	86	276,820	86

TWFG MGA
Renewal business	36,375	9	35,464	11
New business	17,014	5	8,982	3
Total TWFG MGA	53,389	14	44,446	14
Total written premium	$370,962	100%	$321,266	100%

Written Premium Retention:
Insurance Services		88%		97%
TWFG MGA		82		81
Consolidated		88		94

Line of Business:
Personal lines	$298,289	80%	$254,864	79%
Commercial lines	72,673	20	66,402	21
Total written premium	$370,962	100%	$321,266	100%

Comparison of the Three Months Ended March 31, 2025 and 2024
Total Written Premium for the three months ended March 31, 2025 increased by $49.7 million, or 15.5%, compared to the same period in the prior year. This increase was a result of growth in new and renewal business of $18.4 million, or 25.8%, and $31.3 million, or 12.5%, respectively. Within our Insurance Services offering, we saw a shift in new and renewal business growth as compared to the same period in the prior year. New business growth increased in the first quarter of 2025 totaling $10.4 million, or 16.7%, as compared to $7.1 million, or 12.9%, in the prior year period. However, there was a decrease in renewal business growth as compared to the prior year period. We saw renewal premium growth for the quarter ended March 31, 2025 totaling $30.4 million, or 14.2%, as compared to $47.9 million, or 28.8%, growth in the prior year period. The higher renewal business growth in the first quarter of 2024 included an influx from the 2023 corporate store acquisitions which were acquired starting in the second quarter of 2023. Within our MGA offering, we saw an uptick in new business growth of $8.0 million, or 89.4%, over the prior year period due mainly to an increase in one of our MGA programs as a result of the market conditions allowing our agents to provide more favorable terms and coverage.
For the three months ended March 31, 2025 and 2024, our consolidated written premium retention was 88% and 94%, respectively. The decrease in retention is correlated to the shift in renewal business growth of $31.3 million, or 12.5%, for the three months ended March 31, 2025, compared to growth of $47.3 million, or 23%, in the same period of the prior year. This decrease in retention is a result of carriers moderating rate increases and opening up for new business after a period of restricted capacity and aggressive rate increases, which had the effect in the same period of the prior year of increased retention and slowing new business growth.
Non-GAAP Financial Measures
Organic Revenue. Since the first quarter of 2025, we have utilized the revised calculation methodology for Organic Revenue to include policy fee income as it is directly correlated to MGA commission income. Our legacy calculation methodology removed policy fee income from Organic Revenue. Organic Revenue is total revenue (the most directly comparable GAAP measure) for the relevant period, excluding contingent income, non-policy fee income, other income and those revenues generated from acquired businesses with over $0.5 million in annualized revenue that have not reached the twelve-month owned mark.
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

Revised Calculation Methodology Applied to Current Period
	Three Months Ended March 31,
	2025	2024
Total revenues	$53,823	$46,143
Acquisition adjustments(1)	(610)	(1,467)
Contingent income	(1,663)	(1,076)
Fee income	(3,011)	(2,232)
Policy fee income	1,051	513
Other income	(364)	(290)
Organic Revenue	$49,226	$41,591
Organic Revenue Growth(2)	$6,169	$4,780
Total Revenue Growth Rate(3)	16.6%	15.8%
Organic Revenue Growth Rate(2)	14.3%	13.0%

(1)Represents revenues generated from the acquired businesses during the first 12 months following an acquisition.
(2)Revised Organic Revenue for the three months ended March 31, 2024 and 2023, used to calculate Organic Revenue Growth for the three months ended March 31, 2025 and 2024, was $43.1 million and $36.8 million, respectively, which is adjusted to reflect revenues from acquired businesses with over $0.5 million in annualized revenue that reached the twelve-month owned mark during the three months ended March 31, 2025 and 2024, respectively. Organic Revenue Growth Rate represents the period-to-period change in Organic Revenue divided by the total adjusted Organic Revenue in the prior period.
(3)Represents the period-to-period change in total revenues divided by the total revenues in the prior period.

Legacy Calculation Methodology Applied to Current Period
	Three Months Ended March 31,
	2025	2024
Total revenues	$53,823	$46,143
Acquisition adjustments(1)	(610)	(1,467)
Contingent income	(1,663)	(1,076)
Fee income	(3,011)	(2,232)
Other income	(364)	(290)
Organic Revenue	$48,175	$41,078
Organic Revenue Growth(2)	$5,630	$4,822
Total Revenue Growth Rate(3)	16.6%	15.8%
Organic Revenue Growth Rate(2)	13.2%	13.3%

(1)Represents revenues generated from the acquired businesses during the first 12 months following an acquisition.
(2)Organic Revenue for the three months ended March 31, 2024 and 2023, used to calculate Organic Revenue Growth for the three months ended March 31, 2025 and 2024, was $42.5 million and $36.3 million, respectively, which is adjusted to reflect revenues from acquired businesses with over $0.5 million in annualized revenue that reached the twelve-month owned mark during the three months ended March 31, 2025 and 2024, respectively. Organic Revenue Growth Rate represents the period-to-period change in Organic Revenue divided by the total adjusted Organic Revenue in the prior period.
(3)Represents the period-to-period change in total revenues divided by the total revenues in the prior period.

Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue growth rate, representing the year-over-year change in total revenues, was 16.6% for the three months ended March 31, 2025 compared to the same period in 2024 and 15.8% for the three months ended March 31, 2024 compared to the same period in 2023. Revenue growth for the periods reflected the growth in our Books of Business and the mix of the new and renewal businesses. Revenue growth for the three months ended March 31, 2025 compared to the same period in 2024 included the continued growth of commission and fee income during the period. See “Consolidated Results of Operations” for additional discussions regarding the changes in our revenues.
Organic Revenue Growth Rate was 14.3% for the three months ended March 31, 2025 compared to the same period in 2024 and 13.0% for the three months ended March 31, 2024 compared to the same period in 2023. Organic Revenue Growth for both periods reflects ongoing, but normalizing rate increases being implemented by carriers, the underlying growth of our business, and healthy economic growth and an increase in commission income in our MGA offering. See “Consolidated Results of Operations—Commission Income” for additional discussions regarding the changes in our commission income.
Adjusted Net Income. Since the second quarter of 2024, we have utilized the revised calculation methodology for Adjusted Net Income, which includes amortization expenses among the add-back adjustments to our net income when calculating our Adjusted Net Income. Our legacy calculation methodology reflected the impact of intangible asset amortization as a reduction to our Adjusted Net Income. The revised calculation methodology excludes the effect of the intangible asset amortization when calculating our Adjusted Net Income by reflecting it among the add-back adjustments to our net income. We believe that the revised calculation of Adjusted Net Income is more consistent with the method and presentation used by most of our peers and will allow management to better evaluate our performance relative to our peer companies. In addition, we believe that the revised calculation more effectively represents what our stakeholders consider useful in assessing our performance.
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
We are subject to U.S. federal income taxes, in addition to state, and local taxes, with respect to our allocable share of any net taxable income of TWFG Holding. Pre-IPO, Adjusted Net Income did not reflect adjustments for income taxes since TWFG Holding is a limited liability company and is classified as a partnership for U.S. federal income tax purposes. Post-IPO, the calculation incorporates the impact of federal and state statutory tax rates on 100% of our adjusted pre-tax income as if the Company owned 100% of TWFG Holding.
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

Revised Calculation Methodology Applied to Current Period
	Three Months Ended March 31,
	2025	2024
Total revenues	$53,823	$46,143
Net income	$6,853	$6,629
Income tax expense	656	—
Acquisition-related expenses	33	—
Equity-based compensation	1,204	—
Other non-recurring items(1)	—	(1,477)
Amortization expense	3,210	2,917
Adjusted income before income taxes	11,956	8,069
Adjusted income tax expense(2)	(2,736)	—
Adjusted Net Income	$9,220	$8,069
Net Income Margin	12.7%	14.4%
Adjusted Net Income Margin	17.1%	17.5%

Legacy Calculation Methodology Applied to Current Period
	Three Months Ended March 31,
	2025	2024
Total revenues	$53,823	$46,143
Net income	$6,853	$6,629
Income tax expense	656	—
Acquisition-related expenses	33	—
Equity-based compensation	1,204	—
Other non-recurring items(1)	—	(1,477)
Adjusted income before income taxes	8,746	5,152
Adjusted income tax expense(2)	(2,001)	—
Adjusted Net Income	$6,745	$5,152
Net Income Margin	12.7%	14.4%
Adjusted Net Income Margin	12.5%	11.2%

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
(2)Post-IPO, we are subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of TWFG Holding. For the three months ended March 31, 2025, the calculation of adjusted income tax expense is based on a federal statutory rate of 21% and a blended state income tax rate of 1.88% on 100% of our adjusted income before income taxes as if we owned 100% of the TWFG Holding.
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
Prior to the IPO and Reorganization Transactions, TWFG Holding’s equity structure included common units. The Company considered the calculation of earnings per unit for periods prior to the IPO and determined that such presentation would not provide meaningful information to the users of these Condensed Consolidated Financial Statements. Therefore, earnings per share information has not been presented for the three months ended March 31, 2024.
A reconciliation of Adjusted Diluted Earnings Per Share to diluted earnings per share, the most directly comparable GAAP measure, for each of the periods indicated is as follows:

Three Months Ended March 31,
2025
Earnings per share of common stock – diluted	$0.09
Plus: Impact of all LLC Units exchanged for Class A Common Stock(1)	0.03
Plus: Adjustments to Adjusted net income(2)	0.04
Adjusted Diluted Earnings Per Share	$0.16

Weighted average common stock outstanding – diluted	15,055,553
Plus: Impact of all LLC Units exchanged for Class A Common Stock(1)	41,171,461
Adjusted Diluted Earnings Per Share diluted share count	56,227,014

(1)    For comparability purposes, this calculation incorporates the net income that would be distributable if all shares of Class B Common Stock and Class C Common Stock, together with the related LLC Units, were exchanged for shares of Class A Common Stock. For the three months ended March 31, 2025, this includes $5.5 million of net income on 56,227,014 weighted-average shares of common stock outstanding - diluted, for the three months ended March 31, 2025. For the three months ended March 31, 2025, 41,260,844 weighted average outstanding Class B Common Stock and Class C Common Stock were considered dilutive and included in the 56,227,014 weighted-average shares of common stock outstanding - diluted within diluted earnings per share calculation. See Note 12. Earnings Per Share to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for more information about the earnings per share.
(2)    Adjustments to Adjusted Net Income are described in the footnotes of the reconciliation of Adjusted Net Income to Net Income in “Adjusted Net Income and Adjusted Net Income Margin”, which represent the difference between Net Income of $6.9 million and Adjusted Net Income of $9.2 million for the three months ended March 31, 2025. For the three months ended March 31, 2025, Adjusted Diluted Earnings Per Share include adjustments of $2.4 million to Adjusted Net Income on 56,227,014 weighted-average shares of common stock outstanding - diluted for the period presented.
Adjusted EBITDA. Adjusted EBITDA is a supplemental measure of our performance and is defined as EBITDA adjusted to reflect items such as equity-based compensation, interest income, other non-operating and certain nonrecurring items. EBITDA is defined as net income (the most directly comparable GAAP measure) before interest, income taxes, depreciation and amortization. We believe that Adjusted EBITDA is an appropriate measure of operating performance because it adjusts for significant one-time, non-recurring items and eliminates the ongoing accounting effects of certain capital spending and acquisitions, such as depreciation and amortization, that do not directly affect what management considers to be our ongoing operating performance in the period. These adjustments eliminate the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance. Our measure of Adjusted EBITDA is not necessarily comparable to other similarly titled measures of other companies due to potential inconsistencies in the methods of calculation.
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

A reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin to Net income and Net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Total revenues	$53,823	$46,143
Net income	$6,853	$6,629
Interest expense	83	842
Interest income	(1,863)	(170)
Depreciation and amortization	3,359	3,013
Income tax expense	656	—
EBITDA	9,088	10,314
Acquisition-related expenses	33	—
Equity-based compensation	1,204	—
Interest income	1,863	170
Other non-recurring items(1)	—	(1,477)
Adjusted EBITDA	$12,188	$9,007
Net Income Margin	12.7%	14.4%
Adjusted EBITDA Margin	22.6%	19.5%

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
Adjusted Free Cash Flow. Adjusted Free Cash Flow is a supplemental measure of our performance. We define Adjusted Free Cash Flow as cash flow from operating activities (the most directly comparable GAAP measure) less cash payments for tax distributions, purchases of property and equipment, and acquisition-related costs. We believe Adjusted Free Cash Flow is a useful measure of operating performance because it represents the cash flow from the business that is within our discretion to direct to activities including investments, debt repayment, and returning capital to stockholders.
A reconciliation of Adjusted Free Cash Flows to Cash flow from Operating Activities, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash Flow from Operating Activities	$15,645	$9,754
Purchase of property and equipment	(15)	(8)
Tax distribution to members(1)	(2,024)	(2,420)
Acquisition-related expenses	33	—
Adjusted Free Cash Flow	$13,639	$7,326

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
Liquidity and capital resources
Historical liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through cash generated from our operations. Prior to the IPO, our primary cash flow activities involved: (1) generating cash flow from our operations; (2) making strategic acquisitions; (3) making distributions to Bunch Family Holdings, LLC, RenaissanceRe Ventures U.S. LLC and GHC Woodlands Holdings LLC; and (4) making borrowings, interest payments and repayments under our Credit Agreements (as defined below). On July 19, 2024, we completed the IPO of 11,000,000 shares of Class A Common Stock at an IPO price of $17.00 per share. On July 23, 2024, the underwriters purchased an additional 1,650,000 shares of Class A Common Stock in connection with the underwriters’ full exercise of their option to purchase additional shares. We received approximately $192.9 million of net proceeds from the IPO, including from the full exercise of the underwriters’ option, after deducting underwriting discounts and commissions and related offering expenses. As of March 31, 2025 and December 31, 2024, our cash and cash equivalents were $196.4 million and $195.8 million, respectively. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service and distributions to our owners.
Credit agreements
On June 5, 2017, TWFG Holding, as borrower, entered into a credit agreement (as subsequently amended, the “Term Loan Credit Agreement”) with PNC Bank, National Association, as lender. On July 30, 2019, TWFG Holding entered into a third amendment to the Term Loan Credit Agreement pursuant to which it borrowed $4.0 million pursuant to a Term Loan B and used these proceeds for permitted acquisitions. On December 4, 2020, TWFG Holding entered into a fifth amendment to the Term Loan Credit Agreement pursuant to which it borrowed an additional $13.0 million pursuant to a Term Loan C and used these proceeds for permitted acquisitions (such amount, together with the amount borrowed on July 30, 2019, the “Term Loans”). On May 23, 2023, TWFG Holding entered into a ninth amendment to the Term Loan Credit Agreement to, among other things, provide additional flexibility under the covenants contained therein. The Term Loan B was fully repaid by its maturity on July 30, 2024. The aggregate principal amounts of the Term Loan C as of March 31, 2025 is $5.4 million as follows (in thousands):

Remainder of 2025	$1,439
Year ended December 31, 2026	1,972
Year ended December 31, 2027	2,035
Total	$5,446

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
The Revolving Facility provides for a revolving credit facility to TWFG Holding, in an aggregate principal amount not to exceed $50.0 million that matures on May 23, 2028. The proceeds from borrowings under the Revolving Facility have been used for permitted acquisitions, and may in the future be used for acquisitions, working capital and general corporate purposes. On August 5, 2024, we repaid the outstanding balance of the Revolving Facility amounting to $41.0 million using a portion of the net proceeds from the IPO. On August 6, 2024, in accordance with the Revolving Facility, we became a guarantor of, and granted a security interest to secure, the Revolving Facility. TWFG Holding and the guarantors to the Revolving Facility entered into a letter agreement, dated October 3, 2024, with the agent and the lenders party thereto to make changes relating to the debt covenant calculation. As of March 31, 2025, there was no outstanding balance under the Revolving Facility.
The Credit Agreements contain covenants that, among other provisions and subject to certain exceptions, restrict our ability to make restricted payments, incur additional debt, engage in asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in transactions with affiliates, change our business or make investments.

We may voluntarily prepay in whole or in part the outstanding principal under our Term Loans at any time prior to the maturity date. In addition, the Credit Agreements contain financial covenants that require us, subject to certain exceptions, to maintain a Consolidated Debt Service Coverage Ratio (as defined in the Credit Agreement) of at least 1.50 to 1.00 and a Consolidated Leverage Ratio (as defined in the Credit Agreement) of not more than 2.00 to 1.00, in each case, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, and as of March 31, 2025, we are in compliance with each such covenant.
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
Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities from continuing operations	$15,645	$9,754
Net cash used in investing activities from continuing operations	(11,166)	(20,981)
Net cash used in financing activities from continuing operations	(1,525)	(3,823)
Net change in cash, cash equivalents and restricted cash from continuing operations	2,954	(15,050)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	205,323	46,468
Cash, cash equivalents and restricted cash from continuing operations, end of period	$208,277	$31,418
Cash paid during the period for interest	$83	$969

Comparison of the Three Months Ended March 31, 2025 and 2024
Operating activities
Operating activities from continuing operations provided $15.6 million and $9.8 million of cash for the three months ended March 31, 2025 and 2024, respectively. The increase in net cash provided by operating activities is driven by $4.1 million inflow from the change in working capital between periods, which was primarily attributable to the increased collections on contingent income and $1.6 million in net change of non-cash adjustments in the period which include amortization, non-cash lease expense and stock-based compensation. See “Consolidated Results of Operations” above for additional information regarding the results of our operations.
Investing activities
Investing activities from continuing operations used $11.2 million and $21.0 million of cash for the three months ended March 31, 2025 and 2024, respectively. Our net investing outflows decreased primarily due to the lower level of intangible asset acquisitions in the current period of $11.2 million compared to $21.0 million in the prior period. See Note 4. “Intangible Assets and Acquisitions” to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our asset acquisitions.
Financing activities
Financing activities from continuing operations used $1.5 million and $3.8 million of cash for the three months ended March 31, 2025 and 2024. Our net financing outflows decreased primarily due to the $1.9 million decrease in deferred offering costs, $0.6 million increase in carrier liabilities, $0.4 million decrease in distributions to members, and other decreases in financing outflows of $0.6 million. The decrease in net financing outflows was partially offset by the payment related to tax withholding on vesting of equity awards of $1.2 million for the three months ended March 31, 2025.

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
We have certain obligations related to debt maturities and operating leases. As of March 31, 2025, we had $1.1 million of non-cancelable operating lease obligations for the next 12 months. For the periods following the next 12 months, we have an additional $3.1 million of non-cancelable operating lease obligations. In addition, as of March 31, 2025, we had $2.5 million of debt maturities for the next 12 months comprised of $1.9 million of the remaining balance under the Term Loan C, and $0.6 million in acquisition-related notes. For the periods following the next 12 months, we have an additional $4.5 million of debt maturities representing $3.5 million under the Term Loan C, and $1.0 million in acquisition-related notes. As of March 31, 2025, there was no outstanding balances under our Revolving Facility. Any outstanding balances under our Revolving Facility, if any, will become due and payable during 2028. Annual interest rates on the acquisition-related notes are 3.75% and 5.0%, and our effective interest rates on the Term Loan C for the three months ended March 31, 2025 was 3.06%. As of March 31, 2025, we have an interest rate swap agreement associated with the Term Loan C, which converted the floating interest rates on these loans to fixed interest rates. See Note 6. Debt to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.
Off-balance sheet arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our Condensed Consolidated Financial Statements.
Critical accounting estimates
We prepare our Condensed Consolidated Financial Statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our Condensed Consolidated Financial Statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments; however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe our significant accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. The accounting policies that we believe reflect our more significant estimates, judgments and assumptions that are most critical to understanding and evaluating our reported financial results are: revenue recognition, intangible assets impairment, and income taxes.
There have been no material changes in our critical accounting policies during the three months ended March 31, 2025 as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Critical Accounting Policies and Estimates” of our Annual Report.
Recent accounting pronouncements
For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see Note 2. Summary of Significant Accounting Policies, to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

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
Our investments are held primarily as cash and cash equivalents. These investments are subject to interest rate risk. The fair values of cash and cash equivalents as of March 31, 2025 and December 31, 2024 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material. We do not actively invest or trade in equity securities.
As of March 31, 2025, we had $208.3 million in cash and cash equivalents, which earned interest income of $2.0 million for the three months ended March 31, 2025. The impact of a hypothetical 100 basis point change in interest rates would have reduced/increased interest income by $0.2 million in the Condensed Consolidated Statements of Income.
As of March 31, 2025, we had approximately $5.4 million of borrowings outstanding under our Term Loan Credit Agreement. We repaid the outstanding balances of our Term Loan B and Revolving Facility in full as of December 31, 2024. As of December 31, 2024, we had approximately $5.9 million and $0 of borrowings outstanding under our Term Loan Credit Agreement and Revolving Facility, respectively. These borrowings accrue interest tied to SOFR and therefore interest expense under these borrowings is subject to change. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under Part I, Item 1A. Risk Factors in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
Use of Proceeds
We received approximately $192.9 million of net proceeds after deducting underwriting discounts and commissions of $14.4 million and related offering expenses of approximately $7.8 million from the IPO. We used the net proceeds from the IPO (including the net proceeds received from the underwriters’ exercise of their option to purchase additional shares of Class A Common Stock) to acquire a number of newly issued LLC Units equal to the number of shares of Class A Common Stock in the IPO from TWFG Holding, at a purchase price per LLC Unit equal to the initial public offering price of Class A Common Stock after underwriting discounts and commissions. TWFG Holding used a portion of the proceeds it received from the sale of LLC Units to pay the expenses in connection with the IPO and the Reorganization Transactions and to repay in full outstanding debt under our Revolving Facility in the amount of $41.0 million.
Issuer Purchases of Equity Securities
None.
Item 5. Other Information
(a) None.
(b) None.
(c) During the period covered by this Quarterly Report, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 6. Exhibits
The following exhibits are filed as part of this report:

Exhibit number	Description
3.1
Amended and Restated Certificate of Incorporation of TWFG, Inc., dated July 17, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42177) filed on July 23, 2024)

3.2	Amended and Restated By-Laws of TWFG, Inc., dated July 17, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-42177) filed on July 23, 2024)

10.1+	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-42177) filed on April 8, 2025)

10.2+	Form of Employee Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-42177) filed on April 8, 2025)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL)

*Filed herewith.
** Furnished.
+ Indicates a management contract or compensatory plan or agreement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWFG, Inc.
Date: May 13, 2025	By:	/s/ Richard F. Bunch III
Name: Richard F. Bunch III
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Janice E. Zwinggi
Name: Janice E. Zwinggi
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)