Form 10-Q
period 2025-06-30
TWFG, Inc.
filed 2025-08-13
CIK 2007596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Yes ☐   No ☒
As of August 11, 2025, there were 15,005,464 shares of Class A common stock, 7,277,651 shares of Class B common stock and 33,893,810 shares of Class C common stock outstanding.

Page
Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)	1
Condensed Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024	1
Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024	2
Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024	3
Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’/Members’ Equity for the three and six months ended June 30, 2025 and 2024	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024	6
Notes to the Condensed Consolidated Financial Statements	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	39
Item 4. Controls and Procedures	40
Part II - Other Information
Item 1. Legal Proceedings	41
Item 1A. Risk Factors	41
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 5. Other Information	41
Item 6. Exhibits	42
Signatures	43

Cautionary Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under the captions entitled Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on March 27, 2025 (our “Annual Report”) and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of any subsequent Quarterly Reports on Form 10-Q. Many of these factors have previously been identified in filings or statements made by us or on our behalf.
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

ii

Part I - Financial Information
Item 1. Financial Statements
TWFG, Inc.
Condensed Consolidated Statements of Income
(Amounts in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Commission income (related party of $2,784 and $1,912 for the three months ended and $5,918 and $3,021 for the six months ended June 30, 2025 and 2024, respectively)	$54,562	$48,662	$103,347	$91,207
Contingent income	2,033	1,258	3,696	2,334
Fee income (related party of $893 and $561 for the three months ended and $1,727 and $915 for the six months ended June 30, 2025 and 2024, respectively)	3,329	2,689	6,340	4,921
Other income	384	402	748	693
Total revenues	60,308	53,011	114,131	99,155
Expenses
Commission expense	34,151	31,962	65,965	58,405
Salaries and employee benefits	9,493	6,816	17,689	13,070
Other administrative expenses (related party of $779 and $382 for the three months ended and $1,549 and $783 for the six months ended June 30, 2025 and 2024, respectively)	5,400	3,744	10,124	6,874
Depreciation and amortization	3,901	2,968	7,260	5,981
Total operating expenses	52,945	45,490	101,038	84,330
Operating income	7,363	7,521	13,093	14,825
Interest expense	68	872	151	1,714
Interest income	1,751	255	3,614	424
Other non-operating income, net	574	14	573	12
Income before tax	9,620	6,918	17,129	13,547
Income tax expense	620	—	1,276	—
Net income	9,000	6,918	15,853	13,547
Less: net income attributable to noncontrolling interests	7,043	6,918	12,558	13,547
Net income attributable to TWFG, Inc.	$1,957	$—	$3,295	$—

Weighted average shares of common stock outstanding (see Note 12):
Basic	14,904,083		14,896,951
Diluted	56,278,869		15,083,695
Earnings per share (see Note 12):
Basic	$0.13		$0.22
Diluted	$0.13		$0.22

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$9,000	$6,918	$15,853	$13,547
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivative instruments during the period	(2)	29	(17)	145
Reclassification of realized gains (losses) on derivative instruments included in net income during the period	(48)	(85)	(101)	(178)
Total other comprehensive income (loss), net of tax	(50)	(56)	(118)	(33)
Comprehensive income	8,950	6,862	15,735	13,514
Less: comprehensive income attributable to noncontrolling interests	7,006	6,862	12,472	13,514
Comprehensive income attributable to TWFG, Inc.	$1,944	$—	$3,263	$—

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share/unit data)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$159,827	$195,772
Restricted cash	11,174	9,551
Commissions receivable, net	25,234	27,067
Accounts receivable	9,353	7,839
Other current assets, net	2,937	1,619
Total current assets	208,525	241,848
Non-current assets
Intangible assets, net	125,901	72,978
Property and equipment, net	3,263	3,499
Lease right-of-use assets, net	4,381	4,493
Other non-current assets	779	610
Total assets	$342,849	$323,428

Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities
Commissions payable	$16,223	$13,848
Carrier liabilities	15,225	12,392
Operating lease liabilities, current	1,355	1,013
Short-term bank debt	1,942	1,912
Deferred acquisition payable, current	1,954	601
Other current liabilities	8,695	9,851
Total current liabilities	45,394	39,617
Non-current liabilities
Operating lease liabilities, net of current portion	3,008	3,372
Long-term bank debt	3,028	4,007
Deferred acquisition payable, non-current	2,448	1,122
Other non-current liabilities	—	24
Total liabilities	53,878	48,142
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	9,761	—
Stockholders' Equity
Class A common stock ($0.01 par value per share - 300,000,000 authorized, 14,904,083 and 14,811,874 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively )	149	148
Class B common stock ($0.00001 par value per share - 100,000,000 authorized, 7,277,651 shares issued and outstanding at June 30, 2025 and December 31, 2024)	—	—
Class C common stock ($0.00001 par value per share - 100,000,000 authorized, 33,893,810 shares issued and outstanding at June 30, 2025 and December 31, 2024)	—	—
Additional paid-in capital	59,889	58,365
Retained earnings	18,583	15,288
Accumulated other comprehensive income	52	83
Total stockholders' equity attributable to TWFG, Inc.	78,673	73,884
Noncontrolling interests	200,537	201,402
Total stockholders' equity	279,210	275,286
Total liabilities, redeemable noncontrolling interest and equity	$342,849	$323,428

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statements of Changes in Redeemable
Noncontrolling Interest and Stockholders’/Members’ Equity
(Amounts in thousands, except share/unit data)
(unaudited)

For the Six Months Ended June 30, 2025
	Class A Common Stock		Class B Voting Stock		Class C Voting Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity Attributable to TWFG, Inc.	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2024	14,811,874	$148	7,277,651	$—	33,893,810	$—	$58,365	$15,288	$83	$73,884	$201,402	$275,286	$—
Net income	—	—	—	—	—	—	—	1,338	—	1,338	5,515	6,853	—
Cash distributions to members	—	—	—	—	—	—	—	—	—	—	(2,024)	(2,024)	—
Other comprehensive income	—	—	—	—	—	—	—	—	(18)	(18)	(50)	(68)	—
Stock-based compensation	—	—	—	—	—	—	1,204	—	—	1,204	—	1,204	—
Vesting of restricted stock units	134,018	1	—	—	—	—	—	—	—	1	—	1	—
Tax withholding on vesting of equity awards	(41,809)	—	—	—	—	—	(1,195)	—	—	(1,195)	—	(1,195)	—
Balance at March 31, 2025	14,904,083	$149	7,277,651	$—	33,893,810	$—	$58,374	$16,626	$65	$75,214	$204,843	$280,057	$—
Net income	—	—	—	—	—	—	—	1,957	—	1,957	6,970	8,927	73
Cash distributions to members	—	—	—	—	—	—	—	—	—	—	(11,239)	(11,239)	—
Other comprehensive income	—	—	—	—	—	—	—	—	(13)	(13)	(37)	(50)	—
Acquisition of TWFG MGA FL, LLC	—	—	—	—	—	—	—	—	—	—	—	—	9,688
Stock-based compensation	—	—	—	—	—	—	1,515	—	—	1,515	—	1,515	—
Balance at June 30, 2025	14,904,083	$149	7,277,651	$—	33,893,810	$—	$59,889	$18,583	$52	$78,673	$200,537	$279,210	$9,761

TWFG, Inc.
Condensed Consolidated Statements of Changes in Redeemable
Noncontrolling Interest and Stockholders’/Members’ Equity
(Amounts in thousands, except share/unit data)
(unaudited)

For the Six Months Ended June 30, 2024
	Members’ Equity
	Units	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Members’ Equity
Balance at December 31, 2023	631,750	$632	$25,114	$4,805	$500	$31,051
Net income	—	—	—	6,629	—	6,629
Units issuance	27,689	28	30,018	—	—	30,046
Cash distributions to members	—	—	—	(2,420)	—	(2,420)
Other comprehensive income	—	—	—	—	23	23
Balance at March 31, 2024	659,439	$660	$55,132	$9,014	$523	$65,329
Net income	—	—	—	6,918	—	6,918
Cash distributions to members	—	—	—	(4,679)	—	(4,679)
Other comprehensive loss	—	—	—	—	(56)	(56)
Balance at June 30, 2024	659,439	$660	$55,132	$11,253	$467	$67,512

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$15,853	$13,547
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	7,260	5,981
(Gains) losses on sale of intangible assets and property and equipment	(573)	(65)
Stock-based compensation expense	2,719	—
Non-cash lease expense	636	507
Other non-cash items	3	(16)
Change in:
Commission receivable, net	1,833	(3,319)
Accounts receivable	(1,514)	(3,626)
Other current and non-current assets	(1,606)	651
Commissions payable	2,375	2,813
Operating lease liabilities	(546)	(530)
Other liabilities	(1,180)	1,211
Net cash provided by operating activities	25,260	17,154
Cash Flows from Investing Activities
Proceeds from disposition of intangible assets	573	64
Proceeds from disposition of property and equipment	—	1
Disposal of fixed assets	6	—
Purchase of intangible assets	(47,226)	(21,241)
Purchase of property and equipment	(59)	(47)
Net cash used in investing activities	(46,706)	(21,223)
Cash Flows from Financing Activities
Repayment of borrowings	(949)	(1,356)
Distributions to members	(13,263)	(7,099)
Tax withholding on vesting of equity awards	(1,195)	—
Payment of deferred offering costs	—	(3,209)
Payment of equity issuance costs	—	(37)
Receipts of carrier liabilities	5,623	6,659
Payments for carrier liabilities	(2,790)	(199)
Payment of deferred acquisition payable	(302)	(645)
Net cash used in financing activities	(12,876)	(5,886)

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statement of Cash Flows (continued)
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024

Net change in cash, cash equivalents and restricted cash	(34,322)	(9,955)
Cash, cash equivalents and restricted cash - beginning balance	205,323	46,468
Cash, cash equivalents and restricted cash - ending balance	$171,001	$36,513

Net change in cash and cash equivalents	$(35,945)	$(13,542)
Net change in restricted cash	1,623	3,587
Net change in cash, cash equivalents and restricted cash	$(34,322)	$(9,955)

Supplemental disclosures of cash flow information:
Cash paid for interest	$105	$1,893

Non-cash investing and financing activities:
Additions to intangible assets and offsetting additions to deferred acquisition payable	$2,980	$396
Additions to intangible assets and offsetting additions to redeemable noncontrolling interest	$9,688	$—
Additions to intangible assets and offsetting additions to members' equity	$—	$25,560
Additions to intangible assets and offsetting additions to other current liabilities	$—	$12
Settlement of deferred acquisition payable through the issuance of Class A common units	$—	$4,524
Unpaid deferred offering costs	$—	$1,911

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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its consolidated subsidiaries are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The interim financial information is unaudited but reflects all normal adjustments that are necessary to provide a fair statement of results for the interim periods presented. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025 (the “Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2024 was derived from our audited financial statements.
Reclassification
Certain amounts previously reported in the three and six months ended June 30, 2024 Condensed Consolidated Statements of Income have been reclassified for comparative purposes to conform to the current period’s presentation.
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
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Improvement to Income Tax Disclosures, that requires disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, and additional information about federal, state, local and foreign income taxes. The standard also requires annual disclosure of income taxes paid (net of refunds received), disaggregated by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is to be applied on a prospective basis, although optional retrospective application is permitted. The Company does not expect a material effect on its Condensed Consolidated Financial Statements and disclosures related to the adoption.
3.REVENUES
The following table presents the disaggregation of revenues by major source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Commission income	$54,562	$48,662	$103,347	$91,207
Contingent income	2,033	1,258	3,696	2,334
Fee income
Policy fees	1,082	933	2,134	1,446
Branch fees	1,416	1,220	2,671	2,351
License fees	559	444	1,167	959
TPA fees	272	92	368	165
Other income	384	402	748	693
Total revenues	$60,308	$53,011	$114,131	$99,155

The Company operates through two primary offerings, which are Insurance Services and TWFG MGA. The following table presents the disaggregation of revenues by offerings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Insurance Services
Agency-in-a-box	$39,316	$34,422	$75,312	$66,151
Corporate Branches	11,393	9,351	19,615	16,627
TWFG MGA	9,233	8,830	18,428	15,625
Other	366	408	776	752
Total revenues	$60,308	$53,011	$114,131	$99,155

As of June 30, 2025 and December 31, 2024, the commissions receivable, net reported in the Condensed Consolidated Balance Sheets had a balance of $25.2 million and $27.1 million, respectively. The Company has no contract liabilities as of June 30, 2025, December 31, 2024, and January 1, 2024.
The Company’s allowance for expected credit losses is determined based on a combination of factors: credit quality indicators, including, but not limited to, payment status, historical charge-offs, financial strength of the insurance carriers for commissions receivable, and production performance and age of balances for receivables from agents.
The following table provides a summary of changes in the Company’s allowance for expected credit losses
(in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning of period	$413	$370	$415	$312
Increase in provision	6	12	6	70
Decrease in provision	—	—	2	—
End of period	$419	$382	$419	$382

The Progressive Corporation accounted for 11% and 13% of total revenues for the three and six months ended June 30, 2025, respectively, and 13% and 12% of total revenues for the three and six months ended June 30, 2024, respectively. No other customers individually accounted for 10% or more of the Company’s total revenues for the three and six months ended June 30, 2025 and June 30, 2024.
4.INTANGIBLE ASSETS AND ACQUISITIONS
During the six months ended, June 30, 2025, the Company completed asset acquisitions, acquiring intangible assets totaling $36.8 million, of which $33.8 million was paid in cash at the closings of the acquisitions and $3.0 million was considered as estimated future contingent cash payments. These future contingent cash payments are recorded in the deferred acquisition payable on the Condensed Consolidated Balance Sheets.
During the quarter, the Company acquired a 50.1% equity interest in TWFG MGA FL, LLC for a total purchase price of $9.7 million paid fully in cash at closing. The acquisition agreement includes a future contingent payment of up to but not to exceed $5.0 million based on achieving certain performance metrics by the first anniversary of the closing date. The acquisition was accounted for as an asset acquisition under the cost accumulation model. The Company recognized the acquired customer relationship asset with a fair value of $19.4 million, as it provides an exclusive right to service policyholders. In connection with the acquisition, the Company recognized a redeemable noncontrolling interest of $9.7 million, representing the fair value of the 49.9% ownership interest held by third parties. (See Note 7 Stockholders’ Equity/Members’ Equity for more information regarding the redeemable noncontrolling interest). The customer relationship will be amortized on the straight-line method over 6 years. Additionally, the Company acquired a 5.7% equity interest in AIH Sub, Inc, for $0.3 million in cash.
In addition to the acquisitions described above, the Company purchased customer lists intangible assets totaling $3.7 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively, and $1.6 million for the year ended December 31, 2024, representing purchases of assets with annualized revenue of less than $0.5 million.
The Company recognized a net gain on disposals of $0.6 million for the three and six months ended June 30, 2025. The gains on disposals were attributable to the sale of books of business to third-parties. Occasionally, the Company will sell books of business that it believes to be in its best interest.
The following table presents information about the Company’s intangible assets (in thousands):

	June 30, 2025					December 31, 2024
	Customer Lists	Computer Software	Non-Compete Agreements	Customer Relationship	Total	Customer Lists	Computer Software	Non-Compete Agreements	Total
Cost
Balance, beginning of period	$96,553	$8,564	$275	$—	$105,392	$48,997	$7,858	$275	$57,130
Additions(1)	40,191	288	—	19,415	59,894	47,556	706	—	48,262
Disposals	—	—	—	—	—	—	—	—	—
Balance, end of period	136,744	8,852	275	19,415	165,286	96,553	8,564	275	105,392
Accumulated amortization	32,035	7,012	275	63	39,385	25,482	6,660	272	32,414
Net carrying amount, end of period	$104,709	$1,840	$—	$19,352	$125,901	$71,071	$1,904	$3	$72,978

	2025					2024
	Customer Lists	Computer Software	Non-Compete Agreements	Customer Relationship	Total	Customer Lists	Computer Software	Non-Compete Agreements	Total
Three Months Ended June 30,
Amortization expense	$3,523	$176	$—	$63	$3,762	$2,648	$252	$4	$2,904
Six Months Ended June 30,
Amortization expense	$6,553	$352	$3	$63	$6,971	$5,311	$507	$33	$5,851
(1)    The acquired customer lists in 2025 and 2024 have a weighted average amortization period of 8 years.

The following table presents the future amortization for intangible assets as of June 30, 2025 (in thousands):

	Customer Lists	Computer Software	Customer Relationship
Remainder of 2025	$7,889	$333	$1,618
2026	15,729	588	3,236
2027	15,682	490	3,236
2028	15,645	303	3,236
2029	15,419	113	3,236
Thereafter	34,345	13	4,790
Total	$104,709	$1,840	$19,352

5.        OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following as of the dates indicated (in thousands):

	June 30, 2025	December 31, 2024
Accrued salaries and bonus expenses	$1,819	$1,574
Accrued professional fees	1,097	1,256
Accounts payable	2,295	3,233
Income taxes payable	317	1,495
Other current liabilities	3,167	2,293
	$8,695	$9,851

6.        DEBT
The following is a summary of the Company’s outstanding debt (in thousands):

	June 30, 2025	December 31, 2024
Term Loans
7-year term loan, periodic interest and monthly principal payments, Daily Simple SOFR + 0.11448% SOFR adjustment, matures December 6, 2027	$4,970	$5,919
Total term loans	4,970	5,919
Deferred acquisition payable	1,422	1,723
Total debt	6,392	7,642
Current maturities	(2,539)	(2,513)
Long-term debt	$3,853	$5,129

As of June 30, 2025, current and non-current deferred acquisition payable was comprised of deferred acquisition notes of $1.4 million and deferred acquisition payables of $3.0 million on the Condensed Consolidated Balance Sheet. In the prior year, current and non-current deferred acquisition payable was comprised of deferred acquisition notes of $1.7 million and deferred acquisition payables of zero. For the period ended June 30, 2025, the current portion of deferred acquisition notes and deferred acquisition payables were $0.6 million and $1.4 million, respectively. In the prior year, current portion of deferred acquisition notes and deferred acquisition payables were $0.6 million and zero, respectively
Future maturities of the Company’s outstanding debt as of June 30, 2025 were as follows (in thousands):

Remainder of 2025	$1,263
2026	2,566
2027	2,295
2028	148
2029	120
Thereafter	—
Total	$6,392

For the three and six months ended June 30, 2025, the Company incurred interest expense of $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2024, the Company incurred interest expense of $0.9 million and $1.7 million, respectively.

Term Loans
The 7-year term loan was entered into on December 4, 2020, with the original principal of $13.0 million, which matures on December 6, 2027. The Company entered into interest rate swap agreements to manage its exposure to interest rate fluctuations related to its term loans.
Revolving Credit Agreement
The Revolving Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank National Association provides a revolving credit facility to the Company, with commitments in an aggregate principal amount not to exceed $50.0 million (as amended on June 20, 2024, the “Revolving Facility”). Borrowings constituting revolving loans under the Revolving Credit Agreement incur interest at the Term SOFR Rate (as defined therein) for the applicable interest period plus a margin based on the consolidated leverage ratio of the Company between 2% and 2.75%, and a 0.10% adjustment. The borrowings under the Revolving Facility may be used by the Company for permitted acquisitions, working capital and general corporate purposes. The Company pays a commitment fee on unutilized amounts under the Revolving Facility of 0.20% up to 0.35% based on the consolidated leverage ratio. For the period ended June 30, 2025 and December 31, 2024, the Revolving Facility has an unutilized capacity of $50.0 million and $50.0 million, respectively.
Each of the Revolving Facility and the term loans requires the Company to maintain a consolidated leverage ratio of no greater than 2.00 to 1.00 (or, after the occurrence of certain acquisitions, 2.50 to 1.00). As of June 30, 2025 and December 31, 2024, the Company was in compliance with these covenants. The carrying amount of the Company’s variable rate debt as of June 30, 2025 and December 31, 2024 approximates fair value due to the short-term reset of the interest rate based on SOFR and the absence of a credit spread.
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
The portion of the Company’s acquisition-related notes due within 12 months or less from the financial statement date is reported in the Condensed Consolidated Balance Sheets as deferred acquisition payable, current, while amounts due after 12 months from the financial statement date are included in deferred acquisition payable, Non-Current. See Note 4 Intangible Assets and Acquisitions and Note 11 Related Party Transactions for more information regarding the purchase of the customer list intangible assets.
Fair value information about financial instruments not measured at fair value
The following table presents the Company’s debt that is not measured at fair value on a recurring basis:

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
Current portion of long-term debt	$1,942	$1,942	$1,912	$1,912
Long-term debt(1)	$3,028	$3,028	$4,007	$4,007
Deferred acquisition payable(2)	$4,402	$4,324	$1,723	$1,669

(1)    The carrying value of the Company’s borrowings under its various credit agreements approximates its fair value due to the variable interest rate based upon adjusted SOFR.
(2)    The deferred acquisition payable represents cash payments that are due to the seller paid out over a future period. The fair value of the acquisition payable is based on an estimate using a discounted cash flow analysis and current finance rates for similar types of financing arrangements.

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
In January 2025, an additional 92,209 shares of Class A Common Stock were issued upon vesting of restricted stock units (“RSUs”) in accordance with the Company's 2024 Omnibus Incentive Plan (the “2024 Incentive Plan”). See Note 8 Stock-Based Compensation.
The following table summarizes the capitalization and voting rights of the Company’s classes of stock as of June 30, 2025:

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
The Board is authorized to direct the Company to issue shares of preferred stock in one or more series and has the discretion to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through June 30, 2025, no shares of preferred stock have been issued.
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
The following table summarizes the ownership of TWFG Holding as of June 30, 2025:

Owner	Units Owned	Ownership percentage
TWFG, Inc.	14,904,083	26.6%
Noncontrolling interests	41,171,461	73.4%
Total	56,075,544	100.0%

Redeemable noncontrolling interest
In June 2025, the Company completed the acquisition of a 50.1% controlling interest in TWFG MGA FL, LLC. The remaining interest is held by an unrelated third party with a right to put its interest to the Company starting in 2030 and ending in 2033. The put right consideration to be paid is based on operational performance of TWFG MGA FL, LLC as determined at the time the right is exercised. See Note 4 Intangible Assets and Acquisitions for additional information.
Cash Distributions to Members Related to Their Income Tax Liabilities
As a limited liability company treated as a partnership for income tax purposes, TWFG Holding does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. Under the TWFG LLC Agreement, TWFG Holding is required to distribute cash, to the extent that TWFG Holding has cash available, on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of TWFG Holding’s taxable earnings. TWFG Holding makes such tax distributions to its members quarterly, based on an estimated tax rate and projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. TWFG Holding made tax distributions to its members totaling approximately $9.2 million and $11.9 million for the three and six months ended June 30, 2025, respectively. TWFG Holding made tax distributions to its members totaling approximately $3.7 million and $6.1 million for the three and six months ended June 30, 2024, respectively. Non tax distributions in the amounts of $6.1 million and $1.0 million were made for the three and six months ended June 30, 2025 and 2024, respectively.
8.        STOCK-BASED COMPENSATION
2024 Omnibus Incentive Plan
On July 17, 2024, the Company adopted the 2024 Incentive Plan for its directors, officers, employees, consultants and advisors. The 2024 Incentive Plan authorizes the granting of stock options, restricted stock, RSUs, stock appreciation rights, and other stock-based awards. The Company has reserved 4,346,667 shares of Class A Common Stock for issuance under the 2024 Incentive Plan, subject to annual increases pursuant to the terms of the 2024 Incentive Plan. During the six months ended June 30, 2025, the Company granted 51,652 RSUs and 38,716 performance stock units (“PSUs”) under the 2024 Incentive Plan, and 3,878,877 shares of Class A Common Stock remain available for future grant.
Stock-Based Compensation Expense
Stock-based compensation expense recorded in salaries and employee benefits for the three and six months ended June 30, 2025 was $1.5 million and $2.7 million, respectively. There was no equity or equity-based compensation plan maintained by the Company prior to its IPO on July 19, 2024.
Stock-Based Awards
RSUs
The Company withholds and sells shares of Class A Common Stock associated with net settlements to cover tax withholding obligations upon the vesting of RSUs for certain employees under its 2024 Incentive Plan. During the six months ended June 30, 2025, 134,018 RSUs vested and the Company withheld 41,809 RSUs for $1.2 million, resulting in the net issuance of 92,209 shares of Class A Common Stock. The vesting of RSUs is shown net of this withholding on the Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’/Members’ Equity and Condensed Consolidated Statements of Cash Flows.
Stock-based awards granted in the period include RSUs with service-based vesting conditions. Outstanding RSUs and related activity for the six months ended June 30, 2025 were as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2024	419,935	$17.00
Granted	51,652	30.91
Vested	(134,018)	17.00
Forfeited	(977)	17.00
Unvested balance - June 30, 2025	336,592	$19.13

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
If the vesting conditions of the PSUs are not met the awards will be forfeited. Outstanding PSUs and related activity for the six months ended June 30, 2025 were as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2024	—	$—
Granted	38,716	30.90
Vested	—	—
Forfeited	—	—
Unvested balance - June 30, 2025	38,716	$30.90

Summary of Unamortized Compensation Expense
As of June 30, 2025, the Company estimated there to be $5.0 million of unamortized compensation expense related to all non-vested stock-based compensation arrangements granted under the Company’s stock-based compensation plans, based upon current projections of grants measured against performance criteria. That expense is expected to be recognized over a weighted-average period of 1.7 years.

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
Prior to the Reorganization Transactions, we were organized as Delaware limited liability companies and Delaware limited partnerships and were treated as flow-through entities for U.S. federal income tax purposes. Income tax expense was $0.6 million and $1.3 million for the three and six months ended June 30, 2025, respectively. The estimated effective tax rate was 6.45% and 7.45% for the three and six months ended June 30, 2025, respectively, which is different from the 21% statutory rate primarily because income tax expense is recognized only on the portion of earnings attributable to the Company in the periods following the consummation of the Reorganization Transactions.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”), which enacts significant changes to the US federal corporate income tax system. The legislation includes, among other provisions, modifications to the treatment of research and development expenditures, permanent full expensing for certain business assets, changes to the interest deduction limitation under Section 163(j), amendments to international tax provisions including the global intangible low-taxed income (“GILTI”) and foreign-derived intangible income (“FDII”) regimes, as well as the permanent extension of the controlled foreign corporation (“CFC”) look-through rule.
Since the tax legislation was enacted after the balance sheet date of June 30, 2025, but before the issuance of these financial statements, the Company has not recognized any tax effects of the new tax legislation in its income tax provision. In accordance with ASC 855, the enactment of OBBBA is considered a non-recognized subsequent event. The Company is currently evaluating the provisions of the OBBBA including the potential implications for its deferred tax assets, valuation allowance assessments, and effective tax rate. At this time, the financial impact of the new legislation cannot be reasonably estimated.
As of June 30, 2025 and December 31, 2024, the Company did not have any material uncertain tax positions.
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
For the three and six months ended June 30, 2025, the Company recognized expenses related to the Plan of $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2024, the Company recognized expenses related to the Plan of $0.2 million and $0.3 million, respectively. The Company at its election may make discretionary profit share contributions. Contributions are subject to certain limitations. For the three and six months ended June 30, 2025 and 2024, the Company elected not to make any additional discretionary contributions.
11.        RELATED PARTY TRANSACTIONS
TWFG-GA earned $2.8 million and $5.9 million in commissions, respectively and $0.9 million and $1.7 million in fee income, respectively, from The Woodlands Insurance Company (“TWICO”), a related party, during the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, TWFG-GA earned $1.9 million and $3.0 million in commissions, respectively and $0.5 million and $0.9 million in fee income respectively, from TWICO. These amounts are included in commission income and fee income in the Condensed Consolidated Statements of Income. As previously disclosed in the Annual Report, TWICO and TWFG-GA amended their commission and administration agreement in September 2024.
The Company incurred $0.8 million and $1.5 million net license fees during the three and six months ended June 30, 2025, respectively, under its software licensing agreement with Evolution Agency Management LLC, a related party. For the three and six months ended June 30, 2024, the Company incurred license fees of $0.4 million and $0.9 million, respectively. These amounts are included in other administrative expenses in the Condensed Consolidated Statements of Income.
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
In December 2024, the Company commenced a 10-year lease for additional office space with Parkwood 2, LLC, a related party owned by the Continuing Pre-IPO LLC Members.
There were no other material changes in related party transactions from those disclosed in the Company’s Annual Report.
12.        EARNINGS PER SHARE
For the three and six months ended June 30, 2025, basic earnings per share has been calculated by dividing net earnings attributable to Class A common stockholders by the weighted average number of shares of Class A Common Stock outstanding for the same period. All earnings prior to July 19, 2024, the date of the Reorganization Transactions, were entirely allocable to the noncontrolling interests and, as a result, earnings per share information is not applicable for reporting periods prior to this date. Shares of Class A Common Stock are weighted for the portion of the period in which the shares were outstanding. Diluted earnings per share has been calculated in a manner consistent with that of basic earnings per share while considering all potentially dilutive shares of Class A Common Stock outstanding during the periods.
Prior to the IPO and Reorganization Transactions, TWFG Holding’s equity structure included common units. The Company considered the calculation of earnings per unit for periods prior to the IPO and determined that such presentation would not provide meaningful information to the users of these Condensed Consolidated Financial Statements. Therefore, earnings per share information has not been presented for the three and six months ended June 30, 2024. The following tables set forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2025 (in thousands, except share and per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Numerator:
Net income attributable to TWFG, Inc. (basic)	$1,957	$3,295
Plus: Income attributed to dilutive shares	5,380	32
Net income attributable to common stockholders (diluted)	$7,337	$3,327

Denominator:
Weighted average common stock outstanding (basic)	14,904,083	14,896,951
Effect of potentially dilutive securities:
RSUs	198,977	182,396
PSUs	4,348	4,348
Class B Voting Stock	7,277,651	—
Class C Voting Stock	33,893,810	—
Weighted average common stock outstanding (diluted)	56,278,869	15,083,695

Earnings per share
Basic	$0.13	$0.22
Diluted	$0.13	$0.22

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
The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted weighted average shares outstanding for the periods indicated because including them would have had an antidilutive effect:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Class B Voting Stock	—	7,277,651
Class C Voting Stock	—	33,893,810
	—	41,171,461

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

14.        SEGMENT
The Company has one operating segment and therefore one reportable segment relating to its business as an independent distribution platform for personal and commercial insurance in the United States. All business activities and operations are reported in the one reportable segment, which applies accounting policies consistent with the consolidated entity. The Company’s Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, manages the Company’s operations on a consolidated basis as one operating segment for the purpose of evaluating financial performance and allocating resources. See Note 3 Revenue for products and major customers on an entity wide basis.
The segment derives its revenues primarily from the placement of insurance contracts between insurance carriers and insureds. The CODM assesses the financial performance of the segment and decides how to allocate resources based on net income on a consolidated basis. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total consolidated assets. See Note 4 Intangible Assets and Acquisitions for capital expenditures on an entity wide basis.
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
The following table provides a summary of the segment revenue, segment profit or loss, and significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$60,308	$53,011	$114,131	$99,155
Less:
Commission expense	34,151	31,962	65,965	58,405
Salaries and employee benefits	9,493	6,816	17,689	13,070
Technology expense	1,460	1,071	2,878	2,148
Consultant and other professional fees	956	624	1,745	1,051
Depreciation and amortization	3,901	2,968	7,260	5,981
Other segment items (1)	2,984	2,049	5,501	3,675
Interest expense	68	872	151	1,714
Interest income	(1,751)	(255)	(3,614)	(424)
Income tax expense	620	—	1,276	—
Other non-operating income, net	(574)	(14)	(573)	(12)
Segment and consolidated net income	$9,000	$6,918	$15,853	$13,547

(1)    Other segment items included in segment net income include marketing expenses, survey expenses, office expenses, and certain administrative expenses.
15.        SUBSEQUENT EVENTS
Subsequent to the quarter ended June 30, 2025, the Company completed acquisitions and business partnerships in support of its ongoing growth strategy. We have evaluated subsequent events through August 13, 2025, the issuance date and determined that no events have occurred that require disclosure other than the event listed above.

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
The following discussion contains commentary on the financial results derived from the unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2025 and June 30, 2024 of TWFG, Inc.
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
The following table sets forth our revenues by amount and as a percentage of our revenues for the periods indicated (dollar amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commission income	$54,562	90%	$48,662	92%	$103,347	90%	$91,207	92%
Contingent income	2,033	3	1,258	2	3,696	3	2,334	2
Fee income	3,329	6	2,689	5	6,340	6	4,921	5
Other income	384	1	402	1	748	1	693	1
Total revenues	$60,308	100%	$53,011	100%	$114,131	100%	$99,155	100%

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
Other non-operating income, net. Other non-operating income, net consists of gains and losses on the sale of assets.

Consolidated results of operations
The following is a discussion of our consolidated results of operations for the periods presented. This information is derived from our accompanying unaudited Condensed Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Revenues
Commission income	$54,562	90%	$48,662	92%	$103,347	90%	$91,207	92%
Contingent income	2,033	3	1,258	2	3,696	3	2,334	2
Fee income	3,329	6	2,689	5	6,340	6	4,921	5
Other income	384	1	402	1	748	1	693	1
Total revenues	60,308	100%	53,011	100%	114,131	100%	99,155	100%
Expenses
Commission expense	34,151	65%	31,962	70%	65,965	65%	58,405	69%
Salaries and employee benefits	9,493	18	6,816	15	17,689	18	13,070	15
Other administrative expenses	5,400	10	3,744	8	10,124	10	6,874	9
Depreciation and amortization	3,901	7	2,968	7	7,260	7	5,981	7
Total operating expenses	52,945	100%	45,490	100%	101,038	100%	84,330	100%
Operating income	7,363		7,521		13,093		14,825
Interest expense	68		872		151		1,714
Interest income	1,751		255		3,614		424
Other non-operating income, net	574		14		573		12
Income before tax	9,620		6,918		17,129		13,547
Income tax expense	620		—		1,276		—
Net income	$9,000		$6,918		$15,853		$13,547

Comparison of the Three Months Ended June 30, 2025 and 2024
Total revenues
The following table presents the disaggregation of our revenues by offerings (in thousands):

	Three Months Ended June 30,
	2025		2024
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$39,316	65%	$34,422	64%
Corporate Branches	11,393	19	9,351	18
Total Insurance Services	50,709	84	43,773	82
TWFG MGA	9,233	15	8,830	17
Other	366	1	408	1
Total revenues	$60,308	100%	$53,011	100%

Total revenues for the three months ended June 30, 2025 increased by $7.3 million, or 13.8%, compared to the same period in the prior year. The increase was primarily due to a $5.9 million, or 12.1%, increase in commission income driven primarily by higher premium rates and continued business growth. Also contributing to the increase in total revenues were the $0.6 million, or 23.8%, increase in fee income and $0.8 million, or 61.6%, increase in contingent income, compared to the same period in the prior year. See discussions below for additional information about the changes in our revenues.
Commission income
The following table presents the disaggregation of our commission income by offerings (in thousands):

	Three Months Ended June 30,
	2025		2024
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$36,275	66%	$32,259	66%
Corporate Branches	11,294	21	9,412	19
Total Insurance Services	47,569	87	41,671	85
TWFG MGA	6,993	13	6,991	15
Total commission income	$54,562	100%	$48,662	100%

Total commission income for the three months ended June 30, 2025 increased by $5.9 million, or 12.1%, compared to the same period in the prior year due to continued business growth with a slight softening in auto written premiums.
Commission income for total Insurance Services grew by $5.9 million, or 14.2%, for the three months ended June 30, 2025 compared to the same period in the prior year. Insurance Services Agency-in-a-Box commission income for the three months ended June 30, 2025 increased by $4.0 million, or 12.4%, compared to the same period in the prior year. This increase was driven by higher written premium volume. Insurance Services Corporate Branches commission income for the three months ended June 30, 2025 increased by $1.9 million, or 20.0%, compared to the same period in the prior year. The increase was primarily driven by the acquisitions completed in 2025.
TWFG MGA commission income for the three months ended June 30, 2025 was comparable to the same period in the prior year.
Contingent income
Contingent income for the three months ended June 30, 2025 was $2.0 million, reflecting a $0.8 million, or 61.6%, increase compared to the same period in the prior year. The increase in contingent income was primarily due to underlying growth in our business. Contingent income is unpredictable and dependent upon the target financial and performance metrics established by the insurance carriers.
Fee income
The following table presents the disaggregation of our fee income by major sources (in thousands):

	Three Months Ended June 30,
	2025		2024
	Amount	% of Total	Amount	% of Total
Policy fees	$1,082	33%	$933	35%
Branch fees	1,416	43	1,220	45
License fees	559	17	444	17
TPA fees	272	7	92	3
Total fee income	$3,329	100%	$2,689	100%

Fee income for the three months ended June 30, 2025 increased by $0.6 million, or 23.8%, compared to the same period in the prior year. Changes to individual components of fee income are discussed in detail below:
•Policy fees for the three months ended June 30, 2025 increased by $0.1 million, or 16.0%, compared to the same period in the prior year. The increase in policy fees was primarily due to higher policy count driven by new business growth.
•Branch fees for the three months ended June 30, 2025 increased by $0.2 million, or 16.1%, compared to the same period in the prior year. The increase in branch fees was primarily driven by increased agent growth.

•License fees for the three months ended June 30, 2025 increased by $0.1 million, or 25.9%, compared to the same period in the prior year. The increase in license fees was primarily due to the increased fees associated with a licensing agreement for software.
•TPA fees for the three months ended June 30, 2025 increased by $0.2 million, or 195.7%, compared to the same period in the prior year. The increase in TPA fees was due to the increased volume in claims processed and the start-up of TWFG MGA FL, LLC.
Other income
Other income for the three months ended June 30, 2025 was $0.4 million compared to $0.4 million in the same period in the prior year. The account balance is primarily comprised of interest earned on fiduciary funds.
Commission expense
The following table presents the disaggregation of our commission expense by offerings (in thousands):

	Three Months Ended June 30,
	2025		2024
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$28,013	82%	$25,529	80%
Corporate Branches	1,568	5	1,256	4
Total Insurance Services	29,581	87	26,785	84
TWFG MGA	4,544	13	5,158	16
Other	26	—	19	—
Total commission expense	$34,151	100%	$31,962	100%

Total commission expense for the three months ended June 30, 2025 increased by $2.2 million, or 6.8%, compared to the same period in the prior year. The increase was primarily due to the increased growth in business for the period as well as a shift in business mix. See commission income discussion above for additional information regarding the driver of changes.
Insurance Services Agency-in-a-Box commission expense for the three months ended June 30, 2025 increased by $2.5 million, or 9.7%, compared to the same period in the prior year. The increase was primarily driven by the increase in our business. The expenses of our Branches are primarily commission expense, which is determined as a percentage of commission income. The profitability of our Branches, as determined by the difference between commission income and commission expense, is consistent.
Insurance Services Corporate Branches commission expense for the three months ended June 30, 2025 increased by $0.3 million, or 24.8%, compared to the same period in the prior year. The expenses of our Corporate Branches are mainly salaries and benefits, and are primarily fixed expenses, which are not directly related to commission income. The profitability of our Corporate Branches varies mainly based on changes in commission income. In addition, since the commission expense of our Corporate Branches represents a smaller percentage of their operating expenses, we expect revenue growth, both organic and through future acquisitions, to positively impact our operating income in the future.
TWFG MGA commission expense for the three months ended June 30, 2025 decreased by $0.6 million, or 11.9%, compared to the same period in the prior year. The decrease was consistent with flat commission income growth.
Salaries and employee benefits
Salaries and employee benefits for the three months ended June 30, 2025 was $9.5 million compared to $6.8 million in the same period in the prior year, reflecting a 39.3% total increase consisting of $1.5 million in stock-based compensation and $1.2 million in salaries and employee benefit expenses driven by 2025 Corporate Branch acquisitions.

Other administrative expenses
Other administrative expenses for the three months ended June 30, 2025 was $5.4 million compared to $3.7 million in the same period in the prior year, reflecting an increase of $1.7 million, or 44.2%. The increase was primarily due to higher expenses of $0.4 million of information technology, $0.3 million of professional fees, and $1.0 million of other administrative expenses, all due primarily to business growth and increased costs as a public company.
Depreciation and amortization
Depreciation and amortization for the three months ended June 30, 2025 was $3.9 million compared to $3.0 million in the same period in the prior year, reflecting an increase of $0.9 million, or 31.4%. The increase was primarily due to the amortization of intangible assets from our recent asset acquisitions.
Interest expense
Interest expense for the three months ended June 30, 2025 was $0.1 million compared to $0.9 million for the same period in the prior year, reflecting a decrease of $0.8 million, or 92.2%, due to the repayment of the Revolving Facility (defined below) during the second half of 2024.
Interest income
Interest income for the three months ended June 30, 2025 was $1.8 million, compared to $0.3 million in the same period in the prior year, reflecting an increase of $1.5 million. The increase was attributable to interest income earned on proceeds from the IPO and operating cash funds which averaged $178.1 million over the three months ended June 30, 2025.
Income tax expense
Income tax expense for the three months ended June 30, 2025 was $0.6 million compared to zero for the same period in the prior year, as after consummation of the Reorganization Transactions and IPO, the Company became subject to U.S. federal, state, and local income taxes with respect to its allocable share of taxable income of TWFG Holding assessed at the prevailing corporate tax rates.
Other non-operating income, net
Other non-operating income, net for the three months ended June 30, 2025 increased by $0.6 million compared to the same period in the prior year. The increase was primarily attributable due to selling of books of business.
Comparison of the Six Months Ended June 30, 2025 and 2024
Total revenues
The following table presents the disaggregation of our revenues by offerings (in thousands):

	Six Months Ended June 30,
	2025		2024
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$75,312	66%	$66,151	66%
Corporate Branches	19,615	17	16,627	17
Total Insurance Services	94,927	83	82,778	83
TWFG MGA	18,428	16	15,625	16
Other	776	1	752	1
Total revenues	$114,131	100%	$99,155	100%

Total revenues for the six months ended June 30, 2025 increased by $15.0 million, or 15.1%, compared to the same period in the prior year. The increase was primarily due to a $12.1 million, or 13.3%, increase in commission income driven primarily by higher premium rates and continued business growth. Also contributing to the increase in total revenues were the $1.4 million, or 28.8%, increase in fee income, $1.4 million, or 58.4%, increase in contingent income, and $0.1 million, or 7.9%, increase in other income compared to the same period in the prior year. See discussions below for additional information about the changes in our revenues.
Commission income
The following table presents the disaggregation of our commission income by offerings (in thousands):

	Six Months Ended June 30,
	2025		2024
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$69,634	67%	$62,159	68%
Corporate Branches	19,508	19	16,662	18
Total Insurance Services	89,142	86	78,821	86
TWFG MGA	14,205	14	12,386	14
Total commission income	$103,347	100%	$91,207	100%

Commission income for the six months ended June 30, 2025 increased by $12.1 million, or 13.3%, compared to the same period in the prior year due to continued business growth with a slight decrease in commission rates.
Commission income for Insurance Services grew by $10.3 million, or 13.1%, for the six months ended June 30, 2025 compared to the same period in the prior year. Insurance Services Agency-in-a-Box commission income for the six months ended June 30, 2025 increased by $7.5 million, or 12.0%, compared to the same period in the prior year. This increase was driven by higher written premium volume. Insurance Services Corporate Branches commission income for the six months ended June 30, 2025 increased by $2.8 million, or 17.1%, compared to the same period in the prior year. The increase was primarily driven by the continued organic growth of our Book of Business.
TWFG MGA commission income for the six months ended June 30, 2025 increased by $1.8 million, or 14.7%, compared to the same period in the prior year. An increase of $2.2 million was due to continued growth and commission rate increase of The Woodlands Insurance Company business compared to the same period in the prior year. A decrease of $0.4 million was driven by lower premiums in the Company’s other MGA programs. See “Key Performance Indicators” below for additional information related to our written premiums.
Contingent income
Contingent income for the six months ended June 30, 2025 was $3.7 million, reflecting a $1.4 million, or 58.4%, increase compared to the same period in the prior year. The increase in contingent income was primarily due to underlying growth in our business. Contingent income is unpredictable and dependent upon the target financial and performance metrics established by the insurance carriers.
Fee income
The following table presents the disaggregation of our fee income by major sources (in thousands):

	Six Months Ended June 30,
	2025		2024
	Amount	% of Total	Amount	% of Total
Policy fees	$2,134	34%	$1,446	29%
Branch fees	2,671	42	2,351	48
License fees	1,167	18	959	20
TPA fees	368	6	165	3
Total fee income	$6,340	100%	$4,921	100%

Fee income for the six months ended June 30, 2025 increased by $1.4 million, or 28.8%, compared to the same period in the prior year. Changes to individual components of fee income are discussed in detail below:
•Policy fees for the six months ended June 30, 2025 increased by $0.7 million, or 47.6%, compared to the same period in the prior year. The increase in policy fees was primarily due to higher policy count driven by new business growth.
•Branch fees for the six months ended June 30, 2025 increased by $0.3 million, or 13.6%, compared to the same period in the prior year. The increase in branch fees was primarily driven by increased agent growth.

•License fees for the six months ended June 30, 2025 increased by $0.2 million, or 21.7%, compared to the same period in the prior year. The increase in license fees was primarily due to the increased fees associated with a licensing agreement for software.
•TPA fees for the six months ended June 30, 2025 increased by $0.2 million, or 123.0%, compared to the same period in the prior year. The increase in TPA fees was due to the increased volume in claims processed and the start up of TWFG MGA FL, LLC.
Other income
Other income for the six months ended June 30, 2025 was comparable to the same period in the prior year.
Commission expense
The following table presents the disaggregation of our commission expense by offerings (in thousands):

	Six Months Ended June 30,
	2025		2024
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$53,967	82%	$47,557	81%
Corporate Branches	2,674	4	2,118	4
Total Insurance Services	56,641	86	49,675	85
TWFG MGA	9,270	14	8,693	15
Other	54	—	37	—
Total commission expense	$65,965	100%	$58,405	100%

Commission expense for the six months ended June 30, 2025 increased by $7.6 million, or 12.9%, compared to the same period in the prior year. The increase was primarily due to the increased growth in business of $6.1 million consistent with commission income and the absence of the one-time favorable adjustment of $1.5 million related to the branch conversion that occurred in 2024. See commission income discussion above for additional information regarding the driver of changes.
Insurance Services Agency-in-a-Box commission expense for the six months ended June 30, 2025 increased by $6.4 million, or 13.5%, compared to the same period in the prior year. The increase was primarily due to the increase in business of $4.9 million consistent with commission income and the absence of the one-time favorable adjustment of $1.5 million in 2024. The expenses of our Branches are primarily commission expense, which is determined as a percentage of commission income. The profitability of our Branches, as determined by the difference between commission income and commission expense, is consistent.
Insurance Services Corporate Branches commission expense for the six months ended June 30, 2025 increased by $0.6 million, or 26.3%, compared to the same period in the prior year. The expenses of our Corporate Branches are mainly salaries and benefits, and are primarily fixed expenses, which are not directly related to commission income. The profitability of our Corporate Branches varies mainly based on changes in commission income. In addition, since the commission expense of our Corporate Branches represents a smaller percentage of their operating expenses, we expect revenue growth, both organic and through future acquisitions, to positively impact our operating income in the future.
TWFG MGA commission expense for the six months ended June 30, 2025 increased by $0.6 million, or 6.6%, compared to the same period in the prior year. The increase was consistent with the increase in commission income.
Salaries and employee benefits
Salaries and employee benefits for the six months ended June 30, 2025 was $17.7 million compared to $13.1 million in the same period in the prior year, reflecting a 35.3% total increase, consisting of $2.7 million in stock-based compensation and $1.9 million in salaries and employee benefits expenses primarily driven by Corporate Branch acquisitions in 2025.

Other administrative expenses
Other administrative expenses for the six months ended June 30, 2025 was $10.1 million compared to $6.9 million in the same period in the prior year, reflecting an increase of $3.3 million, or 47.3%. The increase was primarily due to higher expenses of $0.7 million of information technology, $0.7 million of professional fees, $0.4 million of rent, $0.3 million of insurance, $0.2 million of directors fees, $0.1 million of survey fees and $0.9 million of other administrative expenses, all due primarily to business growth and increased costs as a public company.
Depreciation and amortization
Depreciation and amortization for the six months ended June 30, 2025 was $7.3 million compared to $6.0 million in the same period in the prior year, reflecting an increase of $1.3 million, or 21.4%. The increase was primarily due to the amortization of intangible assets from our recent asset acquisitions.
Interest expense
Interest expense for the six months ended June 30, 2025 was $0.2 million compared to $1.7 million for the same period in the prior year, reflecting a decrease of $1.5 million, or 88.2% due to the repayment of the Revolving Facility during the second half of 2024.
Interest income
Interest income for the six months ended June 30, 2025 was $3.6 million, compared to $0.4 million in the same period in the prior year, reflecting an increase of $3.2 million. The increase was attributable to interest income earned on proceeds from the IPO and operating cash funds of $159.8 million.
Income tax expense
Income tax expense for the six months ended June 30, 2025 was $1.3 million compared to zero for the same period in the prior year, as after consummation of the Reorganization Transactions and IPO, the Company became subject to U.S. federal, state, and local income taxes with respect to its allocable share of taxable income of TWFG Holding assessed at the prevailing corporate tax rates.
Other non-operating income, net
Other non-operating income, net for the six months ended June 30, 2025 increased by $0.6 million compared to the same period in the prior year. The increase was primarily attributable to the selling of books of business.

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
The following table presents the disaggregation of Total Written Premium by offerings, business mix and line of business (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Offerings:
Insurance Services
Agency-in-a-Box	$293,846	65%	$256,203	65%	$543,321	66%	$475,139	66%
Corporate Branches	95,551	21	78,169	20	163,650	20	136,053	19
Total Insurance Services	389,397	86	334,372	85	706,971	86	611,192	85
TWFG MGA	60,891	14	59,263	15	114,280	14	103,709	15
Total written premium	$450,288	100%	$393,635	100%	$821,251	100%	$714,901	100%

Business Mix:
Insurance Services
Renewal business	$301,930	67%	$260,121	66%	$546,775	67%	$474,598	66%
New business	87,467	19	74,251	19	160,196	20	136,594	19
Total Insurance Services	389,397	86	334,372	85	706,971	87	611,192	85

TWFG MGA
Renewal business	47,366	11	43,825	11	83,741	10	79,289	11
New business	13,525	3	15,438	4	30,539	3	24,420	4
Total TWFG MGA	60,891	14	59,263	15	114,280	13	103,709	15
Total written premium	$450,288	100%	$393,635	100%	$821,251	100%	$714,901	100%

Written Premium Retention:
Insurance Services		90%		94%		89%		95%
TWFG MGA		80		85		81		84
Consolidated		89		93		88		93

Line of Business:
Personal lines	$365,409	81%	$322,349	82%	$663,699	81%	$577,213	81%
Commercial lines	84,879	19	71,286	18	157,552	19	137,688	19
Total written premium	$450,288	100%	$393,635	100%	$821,251	100%	$714,901	100%

Comparison of the Three Months Ended June 30, 2025 and 2024
Total Written Premium for the three months ended June 30, 2025 increased by $56.7 million, or 14.4%, compared to the same period in the prior year. This increase was a result of growth in new and renewal business of $11.3 million, or 12.6%, and $45.4 million, or 14.9%, respectively. Within our Insurance Services offering, new business growth was comparable in the second quarter of 2025 totaling $13.2 million, or 17.8%, as compared to $13.3 million, or 21.8%, in the prior year period. However, there was a decrease in renewal business growth in our Insurance Services as compared to the prior year period. We saw renewal premium retraction for the quarter ended June 30, 2025 totaling $41.8 million, or 16.1%, as compared to $45.2 million, or 21.0%, growth in the prior year period. The lower renewal business growth in the second quarter of 2025 is in response to the softening of the auto market. Within our MGA offering, we saw a reduction in new business growth for the quarter ended June 30, 2025 of $1.9 million, or 12.4%, compared to the prior year period.
For the three months ended June 30, 2025 and 2024, our consolidated written premium retention was 89% and 93%, respectively. The decrease in retention is correlated to the shift in renewal business growth of $45.4 million, or 14.9%, for the three months ended June 30, 2025, compared to growth of $45.3 million, or 17.5%, in the same period of the prior year. This decrease in retention is a result of carriers moderating rate increases and opening up for new business after a period of restricted capacity and aggressive rate increases, which had the effect in the same period of the prior year of increased retention and slowing new business growth.
Comparison of the Six Months Ended June 30, 2025 and 2024
Total Written Premium for the six months ended June 30, 2025 increased by $106.4 million, or 14.9%, compared to the same period in the prior year. This increase was a result of growth in new and renewal business of $29.7 million, or 18.5%, and $76.6 million, or 13.8%, respectively. Within our Insurance Services offering, we saw a shift in new and renewal business growth as compared to the same period in the prior year. New business growth increased in the first half of 2025 totaling $23.6 million, or 17.3%, as compared to $20.4 million, or 17.6%, in the prior year period, respectively. Renewal business growth decreased in the first half of 2025 totaling $72.2 million, or 15.2%, as compared to $93.1 million, or 24.4%, in the prior year period, respectively. Within our MGA offering, we saw an uptick in new business growth of $6.1 million, or 25.1%, over the prior year period due mainly to an increase in one of our MGA programs as a result of the market conditions allowing our agents to provide more favorable terms and coverage.
For the six months ended June 30, 2025 and 2024, our consolidated written premium retention was 88% and 93%, respectively. The decrease in retention is correlated to the shift in renewal business growth of $76.6 million, or 13.8%, for the six months ended June 30, 2025, compared to growth of $92.6 million, or 20.1%, in the same period of the prior year. This decrease in retention is a result of carriers moderating rate increases and opening up for new business after a period of restricted capacity and aggressive rate increases, which had the effect in the same period of the prior year of increased retention and slowing new business growth.
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

A reconciliation of Organic Revenue and Organic Revenue Growth Rate to Total Revenue and Total Revenue Growth Rate, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

Revised Calculation Methodology Applied to Current Period
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$60,308	$53,011	$114,131	$99,155
Acquisition adjustments(1)	(1,524)	(1,217)	(2,133)	(2,684)
Contingent income	(2,033)	(1,258)	(3,696)	(2,334)
Fee income	(3,329)	(2,689)	(6,340)	(4,921)
Policy fee income	1,082	933	2,134	1,446
Other income	(384)	(402)	(748)	(693)
Organic Revenue	$54,120	$48,378	$103,348	$89,969
Organic Revenue Growth(2)	$5,196	$6,159	$11,366	$10,756
Total Revenue Growth Rate(3)	13.8%	17.2%	15.1%	16.5%
Organic Revenue Growth Rate(2)	10.6%	14.6%	12.4%	13.6%

(1)Represents revenues generated from the acquired businesses during the first 12 months following an acquisition.
(2)Revised Organic Revenue for the three months ended June 30, 2024 and 2023, and for the six months ended June 30, 2024 and 2023 used to calculate Organic Revenue Growth for the three months ended June 30, 2025 and 2024, was $48.9 million, $42.2 million, $92.0 million, and $79.2 million respectively, which is adjusted to reflect revenues from acquired businesses with over $0.5 million in annualized revenue that reached the twelve-month owned mark during the three and six months ended June 30, 2025 and 2024, respectively. Organic Revenue Growth Rate represents the period-to-period change in Organic Revenue divided by the total adjusted Organic Revenue in the prior period.
(3)Represents the period-to-period change in total revenues divided by the total revenues in the prior period.

Legacy Calculation Methodology Applied to Current Period
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$60,308	$53,011	$114,131	$99,155
Acquisition adjustments(1)	(1,524)	(1,217)	(2,133)	(2,684)
Contingent income	(2,033)	(1,258)	(3,696)	(2,334)
Fee income	(3,329)	(2,689)	(6,340)	(4,921)
Other income	(384)	(402)	(748)	(693)
Organic Revenue	$53,038	$47,445	$101,214	$88,523
Organic Revenue Growth(2)	$5,047	$5,747	$10,678	$10,386
Total Revenue Growth Rate(3)	13.8%	17.2%	15.1%	16.5%
Organic Revenue Growth Rate(2)	10.5%	13.8%	11.8%	13.3%

(1)Represents revenues generated from the acquired businesses during the first 12 months following an acquisition.
(2)Revised Organic Revenue for the three months ended June 30, 2024 and 2023, and for the six months ended June 30, 2024 and 2023 used to calculate Organic Revenue Growth for the three months ended June 30, 2025 and 2024, was $48.0 million, $41.7 million, $90.5 million, and $78.1 million respectively, which is adjusted to reflect revenues from acquired businesses with over $0.5 million in annualized revenue that reached the twelve-month owned mark during the three and six months ended June 30, 2025 and 2024, respectively. Organic Revenue Growth Rate represents the period-to-period change in Organic Revenue divided by the total adjusted Organic Revenue in the prior period.
(3)Represents the period-to-period change in total revenues divided by the total revenues in the prior period.
Comparison of the Three Months Ended June 30, 2025 and 2024
Revenue growth rate, representing the year-over-year change in total revenues, was 13.8% for the three months ended June 30, 2025 compared to the same period in 2024 and 17.2% for the three months ended June 30, 2024 compared to the same period in 2023. Revenue growth for the periods reflected the growth in our Books of Business and the mix of the new and renewal businesses. Revenue growth for the three months ended June 30, 2025 compared to the same period in 2024 included the continued growth of commission and fee income during the period. See “Consolidated Results of Operations” for additional discussions regarding the changes in our revenues.
Organic Revenue Growth Rate was 10.6% for the three months ended June 30, 2025 compared to the same period in 2024 and 14.6% for the three months ended June 30, 2024 compared to the same period in 2023. Organic Revenue Growth for both periods reflects ongoing, but normalizing rate increases being implemented by carriers, the underlying growth of our business, and healthy economic growth and an increase in commission income in our MGA offering. See “Consolidated Results of Operations—Commission Income” for additional discussions regarding the changes in our commission income.
Comparison of the Six Months Ended June 30, 2025 and 2024
Revenue growth rate, representing the year-over-year change in total revenues, was 15.1% for the six months ended June 30, 2025 compared to the same period in 2024 and 16.5% for the six months ended June 30, 2024 compared to the same period in 2023. Revenue growth for the periods reflected the growth in our Books of Business and the mix of the new and renewal businesses. Revenue growth for the six months ended June 30, 2025 compared to the same period in 2024 included the continued growth of commission and fee income during the period. See “Consolidated Results of Operations” for additional discussions regarding the changes in our revenues.
Organic Revenue Growth Rate was 12.4% for the six months ended June 30, 2025 compared to the same period in 2024 and 13.6% for the six months ended June 30, 2024 compared to the same period in 2023. Organic Revenue Growth for both periods reflects ongoing, but normalizing, rate increases being implemented by carriers, the underlying growth of our business, and healthy economic growth and an increase in commission income in our MGA offering. See “Consolidated Results of Operations—Commission Income” for additional discussions regarding the changes in our commission income.
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

A reconciliation of Adjusted Net Income and Adjusted Net Income Margin to net income and net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

Revised Calculation Methodology Applied to Current Period
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$60,308	$53,011	$114,131	$99,155
Net income	$9,000	$6,918	$15,853	$13,547
Income tax expense	620	—	1,276	—
Acquisition-related expenses	19	—	52	—
Equity-based compensation	1,515	—	2,719	—
Other non-recurring items(1)	10	—	10	(1,477)
Amortization expense	3,762	2,904	6,971	5,851
Adjusted income before income taxes	14,926	9,822	26,881	17,921
Adjusted income tax expense(2)	(3,407)	—	(6,135)	—
Adjusted Net Income	$11,519	$9,822	$20,746	$17,921
Net Income Margin	14.9%	13.1%	13.9%	13.7%
Adjusted Net Income Margin	19.1%	18.5%	18.2%	18.1%

Legacy Calculation Methodology Applied to Current Period
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025		2024
Total revenues	$60,308	$53,011	$114,131		$99,155
Net income	$9,000	$6,918	$15,853		$13,547
Income tax expense	620	—	1,276		—
Acquisition-related expenses	19	—	52	—	—
Equity-based compensation	1,515	—	2,719	—	—
Other non-recurring items(1)	10	—	10	—	(1,477)
Adjusted income before income taxes	11,164	6,918	19,910		12,070
Adjusted income tax expense(2)	(2,548)	—	(4,544)		—
Adjusted Net Income	$8,616	$6,918	$15,366		$12,070
Net Income Margin	14.9%	13.1%	13.9%		13.7%
Adjusted Net Income Margin	14.3%	13.1%	13.5%		12.2%

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
(2)Post-IPO, we are subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of TWFG Holding. For the six months ended June 30, 2025, the calculation of adjusted income tax expense is based on a federal statutory rate of 21% and a blended state income tax rate of 1.82% on 100% of our adjusted income before income taxes as if we owned 100% of the TWFG Holding.
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
Prior to the IPO and Reorganization Transactions, TWFG Holding’s equity structure included common units. The Company considered the calculation of earnings per unit for periods prior to the IPO and determined that such presentation would not provide meaningful information to the users of these Condensed Consolidated Financial

Statements. Therefore, earnings per share information has not been presented for the three months ended June 30, 2024.
A reconciliation of Adjusted Diluted Earnings Per Share to diluted earnings per share, the most directly comparable GAAP measure, for each of the periods indicated is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Earnings per share of common stock – diluted	$0.13	$0.22
Plus: Impact of all LLC Units exchanged for Class A Common Stock(1)	0.03	0.06
Plus: Adjustments to Adjusted Net Income(2)	0.04	0.09
Adjusted Diluted Earnings Per Share	$0.20	$0.37

Weighted average common stock outstanding – diluted	56,278,869	15,083,695
Plus: Impact of all LLC Units exchanged for Class A Common Stock(1)	—	41,171,461
Adjusted Diluted Earnings Per Share diluted share count	56,278,869	56,255,156

(1)    For comparability purposes, this calculation incorporates the net income that would be distributable if all shares of Class B Common Stock and Class C Common Stock, together with the related LLC Units, were exchanged for shares of Class A Common Stock. For the three and six months ended June 30, 2025, this includes $7.0 million of net income on 56,278,869 weighted-average shares of common stock outstanding - diluted and $12.6 million of net income on 56,255,156 weighted-average shares of common stock outstanding - diluted, respectively. For the three and six months ended June 30, 2025, — weighted average outstanding Class B Common Stock and Class C Common Stock were considered dilutive and included in the 56,278,869 and 56,255,156 weighted-average shares of common stock outstanding - diluted within diluted earnings per share calculation, respectively. See Note 12 Earnings Per Share to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for more information about the earnings per share.
(2)    Adjustments to Adjusted Net Income are described in the footnotes of the reconciliation of Adjusted Net Income to net income in “Adjusted Net Income and Adjusted Net Income Margin”, which represent the difference between net income of $9.0 million and Adjusted Net Income of $11.5 million and net income of $15.9 million and Adjusted Net Income of $20.7 million for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2025, Adjusted Diluted Earnings Per Share include adjustments of $2.5 million to Adjusted Net Income on 56,278,869 weighted-average shares of common stock outstanding - diluted and $4.9 million to Adjusted Net Income on 56,255,156 weighted-average shares of common stock outstanding - diluted for the period presented, respectively.
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

A reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin to Net income and Net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$60,308	$53,011	$114,131	$99,155
Net income	$9,000	$6,918	$15,853	$13,547
Interest expense	68	872	151	1,714
Interest income	(1,751)	(255)	(3,614)	(424)
Depreciation and amortization	3,901	2,968	7,260	5,981
Income tax expense	620	—	1,276	—
EBITDA	11,838	10,503	20,926	20,818
Acquisition-related expenses	19	—	52	—
Equity-based compensation	1,515	—	2,719	—
Interest income	1,751	255	3,614	424
Other non-recurring items(1)	10	—	10	(1,477)
Adjusted EBITDA	$15,133	$10,758	$27,321	$19,765
Net Income Margin	14.9%	13.1%	13.9%	13.7%
Adjusted EBITDA Margin	25.1%	20.3%	23.9%	19.9%

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
A reconciliation of Adjusted Free Cash Flows to Cash flow from Operating Activities, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash Flow from Operating Activities	$9,615	$7,400	$25,260	$17,154
Purchase of property and equipment	(44)	(39)	(59)	(47)
Tax distribution to members(1)	(6,728)	(3,685)	(8,752)	(6,104)
Acquisition-related expenses	19	—	52	—
Adjusted Free Cash Flow	$2,862	$3,676	$16,501	$11,003

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

Liquidity and capital resources
Historical liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through cash generated from our operations. Prior to the IPO, our primary cash flow activities involved: (1) generating cash flow from our operations; (2) making strategic acquisitions; (3) making distributions to Bunch Family Holdings, LLC, RenaissanceRe Ventures U.S. LLC and GHC Woodlands Holdings LLC; and (4) making borrowings, interest payments and repayments under our Credit Agreements (as defined below). On July 19, 2024, we completed the IPO of 11,000,000 shares of Class A Common Stock at an IPO price of $17.00 per share. On July 23, 2024, the underwriters purchased an additional 1,650,000 shares of Class A Common Stock in connection with the underwriters’ full exercise of their option to purchase additional shares. We received approximately $192.9 million of net proceeds from the IPO, including from the full exercise of the underwriters’ option, after deducting underwriting discounts and commissions and related offering expenses. As of June 30, 2025 and December 31, 2024, our cash and cash equivalents were $159.8 million and $195.8 million, respectively. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service and distributions to our owners.
Credit agreements
On June 5, 2017, TWFG Holding, as borrower, entered into a credit agreement (as subsequently amended, the “Term Loan Credit Agreement”) with PNC Bank, National Association, as lender. On July 30, 2019, TWFG Holding entered into a third amendment to the Term Loan Credit Agreement pursuant to which it borrowed $4.0 million pursuant to a Term Loan B and used these proceeds for permitted acquisitions. On December 4, 2020, TWFG Holding entered into a fifth amendment to the Term Loan Credit Agreement pursuant to which it borrowed an additional $13.0 million pursuant to a Term Loan C and used these proceeds for permitted acquisitions (such amount, together with the amount borrowed on July 30, 2019, the “Term Loans”). On May 23, 2023, TWFG Holding entered into a ninth amendment to the Term Loan Credit Agreement to, among other things, provide additional flexibility under the covenants contained therein. The Term Loan B was fully repaid by its maturity on July 30, 2024. The aggregate principal amounts of the Term Loan C as of June 30, 2025 is $5.0 million as follows (in thousands):

Remainder of 2025	$963
Year ended December 31, 2026	1,972
Year ended December 31, 2027	2,035
Total	$4,970

The Revolving Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank National Association provides a revolving credit facility to the Company, with commitments in an aggregate principal amount not to exceed $50.0 million (as amended on June 20, 2024, the “Revolving Facility,” and together with the Term Loan Credit Agreement, the “Credit Agreements”). Borrowings constituting revolving loans under the Revolving Credit Agreement incur interest at the Term SOFR Rate (as defined therein) for the applicable interest period plus a margin based on the consolidated leverage ratio of the Company between 2% and 2.75%, and a 0.10% adjustment. The borrowings under the Revolving Facility may be used by the Company for permitted acquisitions, working capital and general corporate purposes. The Company pays a commitment fee on unutilized amounts under the Revolving Facility of 0.20% up to 0.35% based on the consolidated leverage ratio. For the period ended June 30, 2025 and December 31, 2024, the Revolving Facility has an unutilized capacity of $50.0 million and $50.0 million, respectively.
Each of the Revolving Facility and the term loans requires the Company to maintain a consolidated leverage ratio of no greater than 2.00 to 1.00 (or, after the occurrence of certain acquisitions, 2.50 to 1.00). As of June 30, 2025 and December 31, 2024, the Company was in compliance with these covenants. The carrying amount of the Company’s variable rate debt as of June 30, 2025 and December 31, 2024 approximates fair value due to the short-term reset of the interest rate based on SOFR and the absence of a credit spread.
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
Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024	Variance
Net cash provided by operating activities from continuing operations	$25,260	$17,154	$8,106
Net cash used in investing activities from continuing operations	(46,706)	(21,223)	(25,483)
Net cash used in financing activities from continuing operations	(12,876)	(5,886)	(6,990)
Net change in cash, cash equivalents and restricted cash from continuing operations	(34,322)	(9,955)	(24,367)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	205,323	46,468	158,855
Cash, cash equivalents and restricted cash from continuing operations, end of period	$171,001	$36,513	$134,488
Cash paid during the period for interest	$105	$1,893	$(1,788)

Comparison of the Six Months Ended June 30, 2025 and 2024
Operating activities
Operating activities from continuing operations provided $25.3 million and $17.2 million of cash for the six months ended June 30, 2025 and 2024, respectively. The increase in net cash provided by operating activities is driven by a $2.3 million increase in net income, $2.2 million inflow from the change in working capital between periods, which was primarily attributable to the increased collections on contingent income, and $3.6 million in net change of non-cash adjustments in the period which include amortization, non-cash lease expense and stock-based compensation. See “Consolidated Results of Operations” above for additional information regarding the results of our operations.
Investing activities
Investing activities from continuing operations used $46.7 million and $21.2 million of cash for the six months ended June 30, 2025 and 2024, respectively. Our net investing outflows increased primarily due to the higher level of intangible asset acquisitions in the current period of $47.2 million compared to $21.2 million in the prior period partially offset by $0.6 million inflow from proceeds on the sale of intangible assets and other net increases in investing outflows of $0.1 million. See Note 4 Intangible Assets and Acquisitions to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our asset acquisitions.
Financing activities
Financing activities from continuing operations used $12.9 million and $5.9 million of cash for the six months ended June 30, 2025 and 2024. Our net financing outflows increased primarily due to the $3.6 million net decrease in carrier liabilities and $6.2 million increase in distributions to members, and the payment related to tax withholding on vesting of equity awards of $1.2 million. The increase in net financing outflows was partially offset by the $3.2 million decrease in deferred offering costs, $0.3 million decrease in deferred acquisition payable, and other decreases in financing outflows of $0.5 million for the six months ended June 30, 2025.
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

We have certain obligations related to debt maturities and operating leases. As of June 30, 2025, we had $1.4 million of non-cancelable operating lease obligations for the next 12 months. For the periods following the next 12 months, we have an additional $3.0 million of non-cancelable operating lease obligations. In addition, as of June 30, 2025, we have $3.9 million of debt maturities for the next 12 months comprised of $1.9 million of the remaining balance under the Term Loan C, $0.6 million in acquisition-related notes, and $1.4 million of acquisition-related payables. For the periods following the next 12 months, we have an additional $5.5 million of debt maturities representing $3.0 million under the Term Loan C, and $0.9 million in acquisition-related notes, and $1.6 million of acquisition-related payables. As of June 30, 2025, there was no outstanding balance under our Revolving Facility. Any outstanding balances under our Revolving Facility, if any, will become due and payable during 2028. Annual interest rates on the acquisition-related notes are 3.75% and 5.0%, and our effective interest rates on the Term Loan C for the three and six months ended June 30, 2025 was 3.06%. As of June 30, 2025, we have an interest rate swap agreement associated with the Term Loan C, which converted the floating interest rates on these loans to fixed interest rates. See Note 6 Debt to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.
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
There have been no material changes in our critical accounting policies during the three months ended June 30, 2025 as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Critical Accounting Policies and Estimates” of our Annual Report other than above.
Recent accounting pronouncements
For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see Note 2 Summary of Significant Accounting Policies, to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.
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
Our investments are held primarily as cash and cash equivalents. These investments are subject to interest rate risk. The fair values of cash and cash equivalents as of June 30, 2025 and December 31, 2024 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material. We do not actively invest or trade in equity securities.
As of June 30, 2025, we had $171.0 million in cash and cash equivalents, which earned interest income of $3.9 million for the six months ended June 30, 2025. The impact of a hypothetical 100 basis point change in interest rates would have reduced/increased interest income by $0.4 million in the Condensed Consolidated Statements of Income.
As of June 30, 2025, we had approximately $5.0 million of borrowings outstanding under our Term Loan Credit Agreement. We repaid the outstanding balances of our Term Loan B and Revolving Facility in full as of March 31, 2024. As of December 31, 2024, we had approximately $5.9 million and $0 of borrowings outstanding under our Term Loan Credit Agreement and Revolving Facility, respectively. These borrowings accrue interest tied to SOFR and therefore interest expense under these borrowings is subject to change. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TWFG, Inc.
Date: August 13, 2025	By:	/s/ Richard F. Bunch III
Name: Richard F. Bunch III
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Janice E. Zwinggi
Name: Janice E. Zwinggi
Title: Chief Financial Officer
(Principal Financial Officer)