Form 10-Q
period 2025-09-30
TWFG, Inc.
filed 2025-11-12
CIK 2007596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes ☐   No ☒
As of November 11, 2025, there were 15,028,681 shares of Class A common stock, 7,277,651 shares of Class B common stock and 33,893,810 shares of Class C common stock outstanding.

Page
Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)	1
Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024	1
Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024	2
Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	3
Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’/Members’ Equity for the three and nine months ended September 30, 2025 and 2024	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	6
Notes to the Condensed Consolidated Financial Statements	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	41
Item 4. Controls and Procedures	42
Part II - Other Information
Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 5. Other Information	43
Item 6. Exhibits	44
Signatures	45

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

ii

Part I - Financial Information
Item 1. Financial Statements
TWFG, Inc.
Condensed Consolidated Statements of Income
(Amounts in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Commission income (related party of $3,939 and $3,026 for the three months ended and $9,858 and $6,047 for the nine months ended September 30, 2025 and 2024, respectively)	$58,270	$48,240	$161,617	$139,447
Contingent income	2,095	1,383	5,791	3,717
Fee income (related party of $869 and $884 for the three months ended and $2,596 and $1,799 for the nine months ended September 30, 2025 and 2024, respectively)	3,466	2,890	9,806	7,811
Other income	292	350	1,040	1,042
Total revenues	64,123	52,863	178,254	152,017
Expenses
Commission expense	34,639	30,766	100,604	89,171
Salaries and employee benefits	9,929	8,331	27,618	21,401
Other administrative expenses (related party of $785 and $339 for the three months ended and $2,333 and $1,122 for the nine months ended September 30, 2025 and 2024, respectively)	5,194	4,813	15,318	11,687
Depreciation and amortization	5,327	2,985	12,587	8,966
Total operating expenses	55,089	46,895	156,127	131,225
Operating income	9,034	5,968	22,127	20,792
Interest expense	70	411	221	2,125
Interest income	1,574	1,777	5,188	2,202
Other non-operating income (expense), net	59	(4)	632	8
Income before tax	10,597	7,330	27,726	20,877
Income tax expense	977	437	2,253	437
Net income	9,620	6,893	25,473	20,440
Less: net income attributable to noncontrolling interests	7,898	5,739	20,456	19,286
Net income attributable to TWFG, Inc.	$1,722	$1,154	$5,017	$1,154

Weighted average shares of common stock outstanding (see Note 12):
Basic	15,005,426	14,722,685	14,933,242	14,722,685
Diluted	15,100,655	14,890,382	15,088,031	14,890,382
Earnings per share (see Note 12):
Basic	$0.11	$0.08	$0.34	$0.08
Diluted	$0.11	$0.08	$0.34	$0.08

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$9,620	$6,893	$25,473	$20,440
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivative instruments during the period	3	(77)	(14)	68
Reclassification of realized gains (losses) on derivative instruments included in net income during the period	(44)	(80)	(145)	(258)
Total other comprehensive income (loss), net of tax	(41)	(157)	(159)	(190)
Comprehensive income	9,579	6,736	25,314	20,250
Less: comprehensive income attributable to noncontrolling interests	7,869	5,615	20,340	19,129
Comprehensive income attributable to TWFG, Inc.	$1,710	$1,121	$4,974	$1,121

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share/unit data)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$150,985	$195,772
Restricted cash	11,557	9,551
Commissions receivable, net	27,529	27,067
Accounts receivable	8,169	7,839
Other current assets, net	13,087	1,619
Total current assets	211,327	241,848
Non-current assets
Intangible assets, net	129,386	72,978
Property and equipment, net	3,209	3,499
Lease right-of-use assets, net	4,515	4,493
Other non-current assets	734	610
Total assets	$349,171	$323,428

Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities
Commissions payable	$15,897	$13,848
Carrier liabilities	14,074	12,392
Operating lease liabilities, current	1,393	1,013
Short-term bank debt	1,956	1,912
Deferred acquisition payable, current	2,508	601
Other current liabilities	9,309	9,851
Total current liabilities	45,137	39,617
Non-current liabilities
Operating lease liabilities, net of current portion	3,135	3,372
Long-term bank debt	2,534	4,007
Deferred acquisition payable, non-current	2,620	1,122
Other non-current liabilities	—	24
Total liabilities	53,426	48,142
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	11,427	—
Stockholders' Equity
Class A common stock ($0.01 par value per share - 300,000,000 authorized, 15,005,426 and 14,811,874 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively )	150	148
Class B common stock ($0.00001 par value per share - 100,000,000 authorized, 7,277,651 shares issued and outstanding at September 30, 2025 and December 31, 2024)	—	—
Class C common stock ($0.00001 par value per share - 100,000,000 authorized, 33,893,810 shares issued and outstanding at September 30, 2025 and December 31, 2024)	—	—
Additional paid-in capital	58,869	58,365
Retained earnings	20,305	15,288
Accumulated other comprehensive income	40	83
Total stockholders' equity attributable to TWFG, Inc.	79,364	73,884
Noncontrolling interests	204,954	201,402
Total stockholders' equity	284,318	275,286
Total liabilities, redeemable noncontrolling interest and equity	$349,171	$323,428

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statements of Changes in Redeemable
Noncontrolling Interest and Stockholders’/Members’ Equity
(Amounts in thousands, except share/unit data)
(unaudited)

For the Nine Months Ended September 30, 2025
	Class A Common Stock		Class B Voting Stock		Class C Voting Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity Attributable to TWFG, Inc.	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interest
Balance at December 31, 2024	14,811,874	$148	7,277,651	$—	33,893,810	$—	$58,365	$15,288	$83	$73,884	$201,402	$275,286	$—
Net income	—	—	—	—	—	—	—	1,338	—	1,338	5,515	6,853	—
Cash distributions to members	—	—	—	—	—	—	—	—	—	—	(2,024)	(2,024)	—
Other comprehensive income	—	—	—	—	—	—	—	—	(18)	(18)	(50)	(68)	—
Stock-based compensation	—	—	—	—	—	—	1,204	—	—	1,204	—	1,204	—
Vesting of restricted stock units	134,018	1	—	—	—	—	—	—	—	1	—	1	—
Tax withholding on vesting of equity awards	(41,809)	—	—	—	—	—	(1,195)	—	—	(1,195)	—	(1,195)	—
Balance at March 31, 2025	14,904,083	$149	7,277,651	$—	33,893,810	$—	$58,374	$16,626	$65	$75,214	$204,843	$280,057	$—
Net income	—	—	—	—	—	—	—	1,957	—	1,957	6,970	8,927	73
Cash distributions to members	—	—	—	—	—	—	—	—	—	—	(11,239)	(11,239)	—
Other comprehensive income	—	—	—	—	—	—	—	—	(13)	(13)	(37)	(50)	—
Acquisition of TWFG MGA FL, LLC	—	—	—	—	—	—	—	—	—	—	—	—	9,688
Stock-based compensation	—	—	—	—	—	—	1,515	—	—	1,515	—	1,515	—
Balance at June 30, 2025	14,904,083	$149	7,277,651	$—	33,893,810	$—	$59,889	$18,583	$52	$78,673	$200,537	$279,210	$9,761
Net income	—	—	—	—	—	—	—	1,722	—	1,722	7,033	8,755	865
Cash distributions to members	—	—	—	—	—	—	—	—	—	—	(2,587)	(2,587)	—
Other comprehensive income	—	—	—	—	—	—	—	—	(12)	(12)	(29)	(41)	—
Acquisition of TWFG MGA FL, LLC	—	—	—	—	—	—	—	—	—	—	—	—	801
Stock-based compensation	—	—	—	—	—	—	987	—	—	987	—	987	—
Vesting of restricted stock units	151,174	1	—	—	—	—	—	—	—	1	—	1	—
Tax withholding on vesting of equity awards	(49,831)	—	—	—	—	—	(1,562)	—	—	(1,562)	—	(1,562)	—
Shelf registration costs	—	—	—	—	—	—	(445)	—	—	(445)	—	(445)	—
Balance at September 30, 2025	15,005,426	$150	7,277,651	$—	33,893,810	$—	$58,869	$20,305	$40	$79,364	$204,954	$284,318	$11,427

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statements of Changes in Redeemable
Noncontrolling Interest and Stockholders’/Members’ Equity
(Amounts in thousands, except share/unit data)
(unaudited)

	Members’ Equity		Class A Common Stock		Class B Voting Stock		Class C Voting Stock
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity Attributable to TWFG, Inc.	Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 31, 2023	631,750	$632	–	$—	–	$—	–	$—	$25,114	$4,805	$500	$31,051	$—	$31,051
Net income	–	—	–	—	–	—	–	—	—	6,629	—	6,629	—	6,629
Shares issued	27,689	28	–	—	–	—	–	—	30,018	—	—	30,046	—	30,046
Cash distributions to members	–	—	–	—	–	—	–	—	—	(2,420)	—	(2,420)	—	(2,420)
Other comprehensive income	–	—	–	—	–	—	–	—	—	—	23	23	—	23
Balance at March 31, 2024	659,439	$660	–	$—	–	$—	–	$—	$55,132	$9,014	$523	$65,329	$—	$65,329
Net income	–	—	–	—	–	—	–	—	—	6,918	—	6,918	—	6,918
Cash distributions to members	–	—	–	—	–	—	–	—	—	(4,679)	—	(4,679)	—	(4,679)
Other comprehensive loss	–	—	–	—	–	—	–	—	—	—	(56)	(56)	—	(56)
Balance at June 30, 2024	659,439	$660	–	$—	–	$—	–	$—	$55,132	$11,253	$467	$67,512	$—	$67,512
Net income prior to the Reorganization Transactions and IPO (see Note 1)	—	—	—	—	—	—	—	—	—	1,290	—	1,290	—	1,290
Other comprehensive loss prior to the Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	—	(33)	(33)	—	(33)
Effect of the Reorganization Transactions	(659,439)	(660)	2,161,874	22	7,277,651	—	33,893,810	—	(191,733)	—	(319)	(192,690)	192,690	—
Issuance of Class A common stock at the IPO, net of underwriting costs	—	—	12,650,000	126	—	—	—	—	200,548	—	—	200,674	—	200,674
Capitalized offering costs	—	—	—	—	—	—	—	—	(7,800)	—	—	(7,800)	—	(7,800)
Net income after the Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	1,154	—	1,154	4,449	5,603
Other comprehensive loss after the Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	—	(33)	(33)	(91)	(124)
Stock-based compensation	—	—	—	—	—	—	—	—	1,012	—	—	1,012	—	1,012
Balance at September 30, 2024	—	$—	14,811,874	$148	7,277,651	$—	33,893,810	$—	$57,159	$13,697	$82	$71,086	$197,048	$268,134

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$25,473	$20,440
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	12,587	8,966
Gains on sales of intangible assets and property and equipment, net	(616)	(86)
Stock-based compensation expense	3,706	1,012
Non-cash lease expense	988	756
Other non-cash items	(8)	(10)
Change in:
Commission receivable, net	(462)	(3,889)
Accounts receivable	(330)	(2,731)
Other current and non-current assets	(1,751)	151
Commissions payable	2,049	1,951
Operating lease liabilities	(857)	(802)
Other liabilities	(566)	3,121
Net cash provided by operating activities	40,213	28,879
Cash Flows from Investing Activities
Proceeds from sale of books of business	573	84
Proceeds from sale of property and equipment	49	2
Purchase of intangible assets	(54,239)	(21,395)
Purchase of property and equipment	(128)	(280)
Other investment	(10,000)	—
Net cash used in investing activities	(63,745)	(21,589)
Cash Flows from Financing Activities
Repayment of borrowings	(1,428)	(42,968)
Distributions to members	(15,850)	(7,099)
Tax withholding on vesting of equity awards	(2,757)	—
Net proceeds from IPO, net of underwriting costs	—	200,674
Payment of deferred offering costs	—	(7,122)
Payment of shelf registration costs	(445)	—
Payment of equity issuance costs	—	(38)
Receipts of carrier liabilities	3,372	5,072
Payments for carrier liabilities	(1,690)	(525)
Payment of deferred acquisition payable	(451)	(847)
Net cash (used in) provided by financing activities	(19,249)	147,147

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statement of Cash Flows (continued)
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024

Net change in cash, cash equivalents and restricted cash	(42,781)	154,437
Cash, cash equivalents and restricted cash - beginning balance	205,323	46,468
Cash, cash equivalents and restricted cash - ending balance	$162,542	$200,905

Net change in cash and cash equivalents	$(44,787)	$151,899
Net change in restricted cash	2,006	2,538
Net change in cash, cash equivalents and restricted cash	$(42,781)	$154,437

Supplemental disclosures of cash flow information:
Cash paid for interest	$152	$2,298
Cash paid for taxes	$2,584	$—

Non-cash investing and financing activities:
Additions to intangible assets and offsetting additions to deferred acquisition payable	$3,856	$396
Additions to intangible assets and offsetting additions to redeemable noncontrolling interest	$10,489	$—
Additions to intangible assets and offsetting additions to members' equity	$—	$25,560
Additions to intangible assets and offsetting additions to other current liabilities	$—	$8
Settlement of deferred acquisition payable through the issuance of Class A common units	$—	$4,524

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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its consolidated subsidiaries are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The interim financial information is unaudited but reflects all normal adjustments that are necessary to provide a fair statement of results for the interim periods presented. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025 (the “Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2024 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Correction of Prior Period Balances
Subsequent to the issuance of the Company’s consolidated financial statements as of and for the nine months ended September 30, 2024, management identified an immaterial presentation error in which certain amounts of investment income were previously included within revenue instead of within non-operating income. As a result, the Company restated the prior period financial statements to correct the errors within the Condensed Consolidated Statements of Income for all periods presented to reflect the correction. Additionally, comparative prior period amounts in the applicable notes to the Condensed Consolidated Financial Statements have been corrected.

Management evaluated the materiality of the error and concluded that it is not material to the prior period financial statements. The correction had no impact on previously reported net income. The following table presents the effects of the correction to the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024.

	Three Months Ended September 30,			Nine Months Ended September 30,
	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Revenues
Commission income	$48,240	$—	$48,240	$139,447	$—	$139,447
Contingent income	1,383	—	1,383	3,717	—	3,717
Fee income	2,890	—	2,890	7,811	—	7,811
Other income	2,127	(1,777)	350	3,244	(2,202)	1,042
Total revenues	$54,640	$(1,777)	$52,863	$154,219	$(2,202)	$152,017

Operating income	$7,745	$(1,777)	$5,968	$22,994	$(2,202)	$20,792
Interest expense	411	—	411	2,125	—	2,125
Interest income	—	1,777	1,777	—	2,202	2,202
Other non-operating income (expense), net	(4)	—	(4)	8	—	8
Income before tax	$7,330	$—	$7,330	$20,877	$—	$20,877

Use of Estimates
The preparation of the Condensed Consolidated Financial Statements and notes thereto requires management to make estimates, judgments, and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and in the notes thereto. Such estimates and assumptions could change in the future as circumstances change or more information becomes available, which could affect the amounts reported and disclosed herein.
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
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Improvement to Income Tax Disclosures, that requires disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, and additional information about federal, state, local and foreign income taxes. The standard also requires annual disclosure of income taxes paid (net of refunds received), disaggregated by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024. The standard is to be applied on a prospective basis, although optional retrospective application is permitted. The Company will adopt ASU 2023-09 at the end of the fiscal year December 31, 2025 and does not expect a material effect on its Consolidated Financial Statements and tax disclosures related to the adoption.

3.REVENUES
The following table presents the disaggregation of revenues by major source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Commission income	$58,270	$48,240	$161,617	$139,447
Contingent income	2,095	1,383	5,791	3,717
Fee income
Policy fees	1,175	1,064	3,309	2,510
Branch fees	1,289	1,172	3,961	3,523
License fees	886	495	2,053	1,454
TPA fees	116	159	483	324
Other income	292	350	1,040	1,042
Total revenues	$64,123	$52,863	$178,254	$152,017

The Company operates through two primary offerings, which are Insurance Services and TWFG MGA. The following table presents the disaggregation of revenues by offerings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Insurance Services
Agency-in-a-box	$37,583	$33,826	$112,895	$99,976
Corporate Branches	12,188	9,248	31,804	25,875
TWFG MGA	13,944	9,432	32,372	25,057
Other	408	357	1,183	1,109
Total revenues	$64,123	$52,863	$178,254	$152,017

As of September 30, 2025 and December 31, 2024, the commissions receivable, net reported in the Condensed Consolidated Balance Sheets had a balance of $27.5 million and $27.1 million, respectively. The Company had no contract liabilities as of September 30, 2025, December 31, 2024, and January 1, 2024.
The Company’s allowance for expected credit losses is determined based on a combination of factors: credit quality indicators, including, but not limited to, payment status, historical charge-offs, financial strength of the insurance carriers for commissions receivable, and production performance and age of balances for receivables from agents.
The following table provides a summary of changes in the Company’s allowance for expected credit losses
(in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning of period	$419	$382	$415	$312
Increase in provision	1	—	5	70
Decrease in provision	—	—	—	—
End of period	$420	$382	$420	$382

The Progressive Corporation accounted for 11% and 12% of total revenues for the three and nine months ended September 30, 2025, respectively, and 11% and 12% of total revenues for the three and nine months ended September 30, 2024, respectively. No other customers individually accounted for 10% or more of the Company’s total revenues for the three and nine months ended September 30, 2025 and 2024.

4.INTANGIBLES, ACQUISITIONS, AND DISPOSALS
During the nine months ended September 30, 2025, the Company acquired customer lists and computer software totaling $47.6 million, of which $44.0 million and $0.5 million was paid in cash at closings, respectively. The additional $3.1 million relates to future contingent cash payments for the acquired customer lists which are recorded in the deferred acquisition payable on the Condensed Consolidated Balance Sheets.
In June 2025, the Company acquired a 50.1% equity interest in TWFG MGA FL, LLC for a total cash consideration of $9.7 million at closing. The acquisition agreement also provides for a contingent payment of up to $5.0 million, payable upon achievement of defined performance metrics within one year of closing, and includes a put option for the remaining 49.9% interest. The transaction was accounted for as an asset acquisition under the cost accumulation model, with the acquired customer relationship intangible asset identified as the single substantive asset acquired.
The Company recognized a customer relationship intangible asset with an acquisition-date fair value of $21.0 million, and a redeemable noncontrolling interest of $10.5 million, representing the fair value of the ownership interest held by AIH Sub, Inc. The customer relationship intangible asset is being amortized on a straight-line basis over six years.
Subsequent to the acquisition date, the estimated fair value of the contingent consideration associated with the earn-out increased due to higher expected policy volume and performance relative to the original assumptions. This change in estimate is reflected in the measurement of the related intangible asset in current and future periods in accordance with the cost accumulation model.
In October 2025, the Company’s Florida MGA began servicing a meaningful number of new policies. This development is expected to result in achievement of the full $5.0 million earn out for the June 2025 acquisition to be recognized in the 4th quarter of 2025.
Additionally, the Company acquired 5.7% equity interest in AIH Sub, Inc. for $0.3 million in cash, a related party as a result of this transaction. (See Note 7 Stockholders’ Equity for more information regarding the redeemable noncontrolling interest.)
The Company recognized a net gain on disposals of $0.6 million for the nine months ended September 30, 2025. The gains on disposals were attributable to the sale of books of business to third parties. Occasionally, the Company will sell books of business that it believes to be in its best interest to dispose.
The following table presents information about the Company’s intangible assets (in thousands):

	September 30, 2025					December 31, 2024
	Customer Lists	Computer Software	Non-Compete Agreements	Customer Relationship	Total	Customer Lists	Computer Software	Non-Compete Agreements	Total
Cost
Balance, beginning of period	$96,553	$8,564	$275	$—	$105,392	$48,997	$7,858	$275	$57,130
Additions(1)	47,111	454	—	21,020	68,585	47,556	706	—	48,262
Disposals	—	—	—	—	—	—	—	—	—
Balance, end of period	143,664	9,018	275	21,020	173,977	96,553	8,564	275	105,392
Accumulated amortization	36,116	7,188	275	1,012	44,591	25,482	6,660	272	32,414
Net carrying amount, end of period	$107,548	$1,830	$—	$20,008	$129,386	$71,071	$1,904	$3	$72,978

	2025					2024
	Customer Lists	Computer Software	Non-Compete Agreements	Customer Relationship	Total	Customer Lists	Computer Software	Non-Compete Agreements	Total
Three Months Ended September 30,
Amortization expense	$4,081	$175	$—	$949	$5,205	$2,675	$240	$5	$2,920
Nine Months Ended September 30,
Amortization expense	$10,634	$527	$3	$1,012	$12,176	$7,986	$747	$38	$8,771
(1)    Customer Lists, Computer Software, and Customer Relationship intangible assets acquired during the nine months ended September 30, 2025 have a weighted average amortization period of 7.5 years, 4.5 years, and 5.5 years, respectively. The weighted-average amortization period for all intangible assets acquired in 2025 is 7 years.

The following table presents the future amortization for intangible assets as of September 30, 2025 (in thousands):

	Customer Lists	Computer Software	Customer Relationship
Remainder of 2025	$4,159	$171	$876
2026	16,594	621	3,503
2027	16,547	523	3,503
2028	16,510	336	3,503
2029	16,284	146	3,503
Thereafter	37,454	33	5,120
Total	$107,548	$1,830	$20,008

5.        OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following as of the dates indicated (in thousands):

	September 30, 2025	December 31, 2024
Accrued salaries and bonus expenses	$2,329	$1,574
Accrued professional fees	1,222	1,256
Accounts payable	1,665	3,233
Income taxes payable	941	1,495
Other current liabilities	3,152	2,293
	$9,309	$9,851

6.        DEBT
The following is a summary of the Company’s outstanding debt (in thousands):

	September 30, 2025	December 31, 2024
Term Loans
7-year term loan, periodic interest and monthly principal payments, Daily Simple SOFR + 0.11448% SOFR adjustment, matures December 6, 2027	$4,490	$5,919
Total term loans	4,490	5,919
Deferred acquisition payable	1,271	1,723
Total debt	5,761	7,642
Current maturities	(2,552)	(2,513)
Long-term debt	$3,209	$5,129

As of September 30, 2025, current and non-current deferred acquisition payable was comprised of deferred acquisition notes of $1.3 million and deferred acquisition payables of $3.8 million on the Condensed Consolidated Balance Sheet. In the prior year, current and non-current deferred acquisition payable was comprised of deferred acquisition notes of $1.7 million and deferred acquisition payables of zero. For the period ended September 30, 2025, the current portion of deferred acquisition notes and deferred acquisition payables were $0.6 million and $1.9 million, respectively. In the prior year, the current portion of deferred acquisition notes and deferred acquisition payables were $0.6 million and zero, respectively.
Future maturities of the Company’s outstanding debt as of September 30, 2025 were as follows (in thousands):

Remainder of 2025	$634
2026	2,565
2027	2,296
2028	147
2029	119
Thereafter	—
Total	$5,761

For the three and nine months ended September 30, 2025, the Company incurred interest expense of $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2024, the Company incurred interest expense of $0.4 million and $2.1 million, respectively.

Term Loans
The 7-year term loan was entered into on December 4, 2020, with the original principal of $13.0 million, which matures on December 6, 2027. The Company entered into interest rate swap agreements to manage its exposure to interest rate fluctuations related to its term loans.
Revolving Credit Agreement
The Revolving Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank National Association provides a revolving credit facility to the Company, with commitments in an aggregate principal amount not to exceed $50.0 million (as amended on June 20, 2024, the “Revolving Facility”). Borrowings constituting revolving loans under the Revolving Credit Agreement incur interest at the Term SOFR Rate (as defined therein) for the applicable interest period plus a margin based on the consolidated leverage ratio of the Company between 2% and 2.75%, and a 0.10% adjustment. The borrowings under the Revolving Facility may be used by the Company for permitted acquisitions, working capital and general corporate purposes. The Company pays a commitment fee on unutilized amounts under the Revolving Facility of 0.20% up to 0.35% based on the consolidated leverage ratio. For the period ended September 30, 2025 and December 31, 2024, the Revolving Facility had an unutilized capacity of $50.0 million and $50.0 million, respectively.
Each of the Revolving Facility and the term loans requires the Company to maintain a consolidated leverage ratio of no greater than 2.00 to 1.00 (or, after the occurrence of certain acquisitions, 2.50 to 1.00). As of September 30, 2025 and December 31, 2024, the Company was in compliance with these covenants. The carrying amount of the Company’s variable rate debt as of September 30, 2025 and December 31, 2024 approximates fair value due to the short-term reset of the interest rate based on SOFR and the absence of a credit spread.
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

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
Current portion of long-term debt	$1,956	$1,956	$1,912	$1,912
Long-term debt(1)	$2,534	$2,534	$4,007	$4,007
Deferred acquisition payable(2)	$5,128	$5,031	$1,723	$1,669

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
As of September 30, 2025, an additional 193,552 shares of Class A Common Stock were issued upon vesting of restricted stock units (“RSUs”) in accordance with the Company's 2024 Omnibus Incentive Plan (the “2024 Incentive Plan”). See Note 8 Stock-Based Compensation.
The following table summarizes the capitalization and voting rights of the Company’s classes of stock as of September 30, 2025:

	Authorized	Par Value	Issued & Outstanding	Votes per share	Economic Rights
Preferred stock	50,000,000	$0.01	None

Common stock:
Class A(1)	300,000,000	$0.01	15,005,426	1	Yes
Class B(1)	100,000,000	$0.00001	7,277,651	1	No
Class C(2)	100,000,000	$0.00001	33,893,810	10	No
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
The Board is authorized to direct the Company to issue shares of preferred stock in one or more series and has the discretion to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through September 30, 2025, no shares of preferred stock have been issued.
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
The following table summarizes the ownership of TWFG Holding as of September 30, 2025:

Owner	Units Owned	Ownership percentage
TWFG, Inc.	15,005,426	26.7%
Noncontrolling interests	41,171,461	73.3%
Total	56,176,887	100.0%

Redeemable noncontrolling interest
In June 2025, the Company completed the acquisition of a 50.1% controlling interest in TWFG MGA FL, LLC. The remaining interest is held by an unrelated third party with a right to put its interest to the Company beginning in 2030 and ending in 2033. The put right consideration to be paid is based on operational performance of TWFG MGA FL, LLC as determined at the time the right is exercised. See Note 4 Intangible Assets and Acquisitions for additional information.
Cash Distributions to Members Related to Their Income Tax Liabilities
As a limited liability company treated as a partnership for income tax purposes, TWFG Holding does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. Under the TWFG LLC Agreement, TWFG Holding is required to distribute cash, to the extent that TWFG Holding has cash available, on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of TWFG Holding’s taxable earnings. TWFG Holding makes such tax distributions to its members quarterly, based on an estimated tax rate and projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. TWFG Holding made tax distributions to its members totaling approximately $3.5 million and $15.4 million for the three and nine months ended September 30, 2025, respectively. TWFG Holding made tax distributions to its members totaling zero and approximately $6.1 million for the three and nine months ended September 30, 2024, respectively. Non-tax distributions in the amounts of $6.2 million and $1.0 million were made for the nine months ended September 30, 2025 and 2024, respectively. There were no non-tax distributions made in the three months ended September 30, 2025 and 2024, respectively.
8.        STOCK-BASED COMPENSATION
2024 Omnibus Incentive Plan
On July 17, 2024, the Company adopted the 2024 Incentive Plan for its directors, officers, employees, consultants and advisors. The 2024 Incentive Plan authorizes the granting of stock options, restricted stock, RSUs, stock appreciation rights, and other stock-based awards. The Company has reserved 4,346,667 shares of Class A Common Stock for issuance under the 2024 Incentive Plan, subject to annual increases pursuant to the terms of the 2024 Incentive Plan. During the nine months ended September 30, 2025, the Company granted 51,652 RSUs and 38,716 performance stock units (“PSUs”) under the 2024 Incentive Plan, and 3,929,169 shares of Class A Common Stock remain available for future grant.
Stock-Based Compensation Expense
Stock-based compensation expense recorded in salaries and employee benefits for the three and nine months ended September 30, 2025 was $1 million and $3.7 million, respectively. For the three and nine months ended September 30, 2024, stock-based compensation expense recorded in salaries and employee benefits was $1 million. There was no equity or equity-based compensation plan maintained by the Company prior to its IPO on July 19, 2024.

Stock-Based Awards
RSUs
The Company withholds and sells shares of Class A Common Stock associated with net settlements to cover tax withholding obligations upon the vesting of RSUs for certain employees under its 2024 Incentive Plan. During the nine months ended September 30, 2025, 285,192 RSUs vested and the Company withheld 91,640 RSUs for $2.8 million, resulting in the net issuance of 193,552 shares of Class A Common Stock. The vesting of RSUs is shown net of this withholding on the Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’/Members’ Equity and Condensed Consolidated Statements of Cash Flows.
Stock-based awards granted in the period include RSUs with service-based vesting conditions. Outstanding RSUs and related activity for the nine months ended September 30, 2025 were as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2024	419,935	$17.00
Granted	51,652	30.91
Vested	(285,192)	17.00
Forfeited	(1,184)	17.00
Unvested balance - September 30, 2025	185,211	$20.88

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
If the vesting conditions of the PSUs are not met the awards will be forfeited. Outstanding PSUs and related activity for the nine months ended September 30, 2025 were as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2024	—	$—
Granted	38,716	30.90
Vested	—	—
Forfeited	—	—
Unvested balance - September 30, 2025	38,716	$30.90

Summary of Unamortized Compensation Expense
As of September 30, 2025, the Company estimated there to be $4.0 million of unamortized compensation expense related to all non-vested stock-based compensation arrangements granted under the Company’s stock-based compensation plans, based upon current projections of grants measured against performance criteria. That expense is expected to be recognized over a weighted-average period of 1.6 years.

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
Prior to the Reorganization Transactions, we were organized as Delaware limited liability companies and Delaware limited partnerships and were treated as flow-through entities for U.S. federal income tax purposes. Income tax expense was $1.0 million and $2.3 million for the three and nine months ended September 30, 2025, respectively. The estimated effective tax rate was 9.22% and 8.13% for the three and nine months ended September 30, 2025, respectively, which is different from the 21% statutory rate primarily because income tax expense is recognized only on the portion of earnings attributable to the Company in the periods following the consummation of the Reorganization Transactions.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA introduced multiple U.S. federal income tax changes, such as deductibility of domestic research and development expenses, deductibility on certain property additions and limitations on interest expense deduction. The Company has included the impact of these provisions on its consolidated financial statements.
As of September 30, 2025 and December 31, 2024, the Company did not have any material uncertain tax positions.
10.        DEFINED CONTRIBUTION PLAN
TWFG Holding sponsors a Safe Harbor defined contribution plan (the “Plan”). The sponsor is part of a controlled group that includes both TWFG Insurance Services LLC and TWFG General Agency LLC (“TWFG-GA”). The Plan allows employees who are age 21 or older and have completed 3 months of service to participate.
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
For the three and nine months ended September 30, 2025, the Company recognized expenses related to the Plan of $0.2 million and $0.5 million, respectively. For the three and nine months ended September 30, 2024, the Company recognized expenses related to the Plan of $0.2 million and $0.4 million, respectively. The Company at its election may make discretionary profit share contributions. Contributions are subject to certain limitations. For the three and nine months ended September 30, 2025 and 2024, the Company elected not to make any additional discretionary contributions.

11.        RELATED PARTY TRANSACTIONS
The Company earned $3.9 million and $9.9 million in commissions, respectively, and $0.9 million and $2.6 million in fee income, respectively, from The Woodlands Insurance Company (“TWICO”), a related party, during the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, the Company earned $3.0 million and $6.0 million in commissions, respectively, and $0.9 million and $1.8 million in fee income, respectively, from TWICO. These amounts are included in commission income and fee income in the Condensed Consolidated Statements of Income.
On September 1, 2025, TWICO and TWFG-GA amended their managing general agency and claims administration agreement, which reflects an increase in the percentage of commissions paid to TWFG-GA from 20% to 25%, a profit sharing arrangement, and requires TWICO to reimburse TWFG-GA for actual expenses incurred or allocated by TWFG-GA for licensing, statistical accounting and management services performed by TWFG-GA. The transaction was approved by the Audit Committee pursuant to the Company’s Related Party Transaction Approval Policy and approved by the Texas Department of Insurance.
The Company incurred $0.8 million and $2.3 million in net license fees during the three and nine months ended September 30, 2025, respectively, under its software licensing agreement with Evolution Agency Management LLC, a related party. For the three and nine months ended September 30, 2024, the Company incurred license fees of $0.5 million and $1.4 million, respectively. These amounts are included in other administrative expenses in the Condensed Consolidated Statements of Income.
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
12.        EARNINGS PER SHARE
For the three and nine months ended September 30, 2025, basic earnings per share has been calculated by dividing net earnings attributable to Class A common stockholders by the weighted average number of shares of Class A Common Stock outstanding for the same period. All earnings prior to July 19, 2024, the date of the Reorganization Transactions, were entirely allocable to the noncontrolling interests and, as a result, earnings per share information is not applicable for reporting periods prior to that date. Shares of Class A Common Stock are weighted for the portion of the period in which the shares were outstanding. Diluted earnings per share has been calculated in a manner consistent with that of basic earnings per share while considering all potentially dilutive shares of Class A Common Stock outstanding during the periods.
Prior to the IPO and Reorganization Transactions, TWFG Holding’s equity structure included common units. The Company considered the calculation of earnings per unit for periods prior to the IPO and determined that such presentation would not provide meaningful information to the users of these Condensed Consolidated Financial Statements. Therefore, earnings per share information for the three and nine months ended September 30, 2024 has been calculated solely for the post-IPO period. The following tables set forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to TWFG, Inc. (basic)	$1,722	$1,154	$5,017	$1,154
Plus: Income attributed to dilutive shares	9	—	41	—
Net income attributable to common stockholders (diluted)	$1,731	$1,154	$5,058	$1,154

Denominator:
Weighted average common stock outstanding (basic)	15,005,426	14,722,685	14,933,242	14,722,685
Effect of potentially dilutive securities:
RSUs	92,706	167,697	152,499	167,697
PSUs	2,523	—	2,290	—
Class B Voting Stock	—	—	—	—
Class C Voting Stock	—	—	—	—
Weighted average common stock outstanding (diluted)	15,100,655	14,890,382	15,088,031	14,890,382

Earnings per share
Basic	$0.11	$0.08	$0.34	$0.08
Diluted	$0.11	$0.08	$0.34	$0.08

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
The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted weighted average shares outstanding for the periods indicated because including them would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Class B Voting Stock	7,277,651	7,277,651	7,277,651	7,277,651
Class C Voting Stock	33,893,810	33,893,810	33,893,810	33,893,810
	41,171,461	41,171,461	41,171,461	41,171,461

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
The following table provides a summary of the segment revenue, segment profit or loss, and significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$64,123	$52,863	$178,254	$152,017
Less:
Commission expense	34,639	30,766	100,604	89,171
Salaries and employee benefits	9,929	8,331	27,618	21,401
Technology expense	1,532	1,043	4,410	3,191
Consultant and other professional fees	804	971	2,549	2,022
Depreciation and amortization	5,327	2,985	12,587	8,966
Other segment items (1)	2,858	2,799	8,359	6,474
Interest expense	70	411	221	2,125
Interest income	(1,574)	(1,777)	(5,188)	(2,202)
Income tax expense	977	437	2,253	437
Other non-operating (income) expense, net	(59)	4	(632)	(8)
Segment and consolidated net income	$9,620	$6,893	$25,473	$20,440

(1)    Other segment items included in segment net income include marketing expenses, survey expenses, office expenses, and certain administrative expenses.
15.        SUBSEQUENT EVENTS
Subsequent to the quarter ended September 30, 2025, the Company completed acquisitions in support of its ongoing growth strategy.
The Company has evaluated subsequent events through November 12, 2025, the issuance date and determined that no events have occurred that require disclosure other than the events listed above.

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
The following discussion contains commentary on the financial results derived from the unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2025 and September 30, 2024 of TWFG, Inc.
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
Certain income statement line items
Revenues
Commission income. We derive commission income from the placement of insurance contracts between insurance carriers and Clients. Our commissions are established by the agency agreement between the Company and the insurance carrier and are calculated as a percentage of premiums for the underlying insurance contract. Commission rates vary across insurance carriers, states and lines of business and typically range from 7% to 30%. On a consolidated basis, our average commission rate for 2024 was approximately 12%.
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
The following table sets forth our revenues by amount and as a percentage of our revenues for the periods indicated (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commission income	$58,270	91%	$48,240	91%	$161,617	90%	$139,447	92%
Contingent income	2,095	3	1,383	3	5,791	3	3,717	2
Fee income	3,466	5	2,890	5	9,806	6	7,811	5
Other income	292	1	350	1	1,040	1	1,042	1
Total revenues	$64,123	100%	$52,863	100%	$178,254	100%	$152,017	100%

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
Other non-operating income (expense), net. Other non-operating income (expense), net consists of gains and losses on the sale of assets.

Consolidated results of operations
The following is a discussion of our consolidated results of operations for the periods presented. This information is derived from our accompanying unaudited Condensed Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Revenues
Commission income	$58,270	91%	$48,240	91%	$161,617	90%	$139,447	92%
Contingent income	2,095	3	1,383	3	5,791	3	3,717	2
Fee income	3,466	5	2,890	5	9,806	6	7,811	5
Other income	292	1	350	1	1,040	1	1,042	1
Total revenues	64,123	100%	52,863	100%	178,254	100%	152,017	100%
Expenses
Commission expense	34,639	63%	30,766	66%	100,604	64%	89,171	68%
Salaries and employee benefits	9,929	18	8,331	18	27,618	18	21,401	16
Other administrative expenses	5,194	9	4,813	10	15,318	10	11,687	9
Depreciation and amortization	5,327	10	2,985	6	12,587	8	8,966	7
Total operating expenses	55,089	100%	46,895	100%	156,127	100%	131,225	100%
Operating income	9,034		5,968		22,127		20,792
Interest expense	70		411		221		2,125
Interest income	1,574		1,777		5,188		2,202
Other non-operating income (expense), net	59		(4)		632		8
Income before tax	10,597		7,330		27,726		20,877
Income tax expense	977		437		2,253		437
Net income	$9,620		$6,893		$25,473		$20,440

Comparison of the Three Months Ended September 30, 2025 and 2024
Total revenues
The following table presents the disaggregation of our revenues by offerings (in thousands):

	Three Months Ended September 30,
	2025		2024
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$37,583	58%	$33,826	64%
Corporate Branches	12,188	19	9,248	17
Total Insurance Services	49,771	77	43,074	81
TWFG MGA	13,944	22	9,432	18
Other	408	1	357	1
Total revenues	$64,123	100%	$52,863	100%

Total revenues for the three months ended September 30, 2025 increased by $11.3 million, or 21.3%, compared to the same period in the prior year. The increase was primarily due to a $10.0 million, or 20.8%, increase in commission income driven primarily by continued organic business growth and the impact of acquisitions in 2025. Also contributing to the increase in total revenues were the $0.7 million, or 51.5%, increase in contingent income and $0.6 million, or 19.9%, increase in fee income, compared to the same period in the prior year. See discussions below for additional information about the changes in our revenues.

Commission income
The following table presents the disaggregation of our commission income by offerings (in thousands):

	Three Months Ended September 30,
	2025		2024
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$34,703	59%	$31,542	65%
Corporate Branches	12,018	21	9,301	19
Total Insurance Services	46,721	80	40,843	84
TWFG MGA	11,549	20	7,397	16
Total commission income	$58,270	100%	$48,240	100%

Total commission income for the three months ended September 30, 2025 increased by $10.0 million, or 20.8%, compared to the same period in the prior year due to continued organic business growth and the impact of acquisitions made in 2025.
Commission income for total Insurance Services grew by $5.9 million, or 14.4%, for the three months ended September 30, 2025 compared to the same period in the prior year. Insurance Services Agency-in-a-Box commission income for the three months ended September 30, 2025 increased by $3.2 million, or 10.0%, compared to the same period in the prior year. This increase was driven by higher written premium volume through organic growth and mix in line of business over the period. Insurance Services Corporate Branches commission income for the three months ended September 30, 2025 increased by $2.7 million, or 29.2%, compared to the same period in the prior year. The increase was primarily driven by the acquisitions completed in 2025 and organic growth.
TWFG MGA commission income for the three months ended September 30, 2025 increased by $4.2 million, or 56.1%, compared to the same period in the prior year. The increase in TWFG MGA was primarily driven by the acquisition of TWFG MGA FL, LLC completed in 2025.
Contingent income
Contingent income for the three months ended September 30, 2025 was $2.1 million, reflecting a $0.7 million, or 51.5%, increase compared to the same period in the prior year. The increase in contingent income was primarily due to underlying growth in our business. Contingent income is unpredictable and dependent upon the target financial and performance metrics established by the insurance carriers.
Fee income
The following table presents the disaggregation of our fee income by major sources (in thousands):

	Three Months Ended September 30,
	2025		2024
	Amount	% of Total	Amount	% of Total
Policy fees	$1,175	34%	$1,064	37%
Branch fees	1,289	37	1,172	40
License fees	886	26	495	17
TPA fees	116	3	159	6
Total fee income	$3,466	100%	$2,890	100%

Fee income for the three months ended September 30, 2025 increased by $0.6 million, or 19.9%, compared to the same period in the prior year. Changes to individual components of fee income are discussed in detail below:
•Policy fees for the three months ended September 30, 2025 increased by $0.1 million, or 10.4%, compared to the same period in the prior year. The increase in policy fees was primarily due to higher policy count driven by new business growth.
•Branch fees for the three months ended September 30, 2025 increased by $0.1 million, or 10.0%, compared to the same period in the prior year. The increase in branch fees was primarily driven by increased agent growth.

•License fees for the three months ended September 30, 2025 increased by $0.4 million, or 79.0%, compared to the same period in the prior year. The increase was primarily driven by a one-time technology infrastructure project completed during the quarter to support an affiliated entity’s expansion into a new market. This item is non-recurring and not expected to have a continuing impact on future operating results.
Other income
Other income for the three months ended September 30, 2025 was $0.3 million compared to $0.4 million in the same period in the prior year. The account balance was primarily comprised of interest earned on fiduciary funds and interest earned on the $10.0 million other investment held by a third party to facilitate premium financing arrangements.
Commission expense
The following table presents the disaggregation of our commission expense by offerings (in thousands):

	Three Months Ended September 30,
	2025		2024
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$27,627	80%	$25,092	82%
Corporate Branches	1,481	4	1,304	4
Total Insurance Services	29,108	84	26,396	86
TWFG MGA	5,504	16	4,346	14
Other	27	—	24	—
Total commission expense	$34,639	100%	$30,766	100%

Total commission expense for the three months ended September 30, 2025 increased by $3.9 million, or 12.6%, compared to the same period in the prior year. The increase was primarily due to the increased business growth and overall shift in business mix. See commission income discussion above for additional information regarding the driver of changes.
Commission expense for total Insurance Services grew by $2.7 million, or 10.3%, for the three months ended September 30, 2025 compared to the same period in the prior year. Insurance Services Agency-in-a-Box commission expense for the three months ended September 30, 2025 increased by $2.5 million, or 10.1%, compared to the same period in the prior year. The increase was primarily driven by the increase in our business. The expenses of our Branches are primarily commission expense, which is determined as a percentage of the written premium. The profitability of our Branches, as determined by the difference between commission income and commission expense, is consistent.
Insurance Services Corporate Branches commission expense for the three months ended September 30, 2025 increased by $0.2 million, or 13.6%, compared to the same period in the prior year. The increase in commission expense was driven by both organic business growth and acquisition of Corporate Branches in the current period. The expenses of our Corporate Branches are primarily salaries and benefits, and are primarily fixed expenses, which are not directly related to commission income or written premium.
TWFG MGA commission expense for the three months ended September 30, 2025 increased by $1.2 million, or 26.6%, compared to the same period in the prior year. The increase is primarily driven by the acquisition of TWFG MGA FL, LLC and overall growth.
Salaries and employee benefits
Salaries and employee benefits for the three months ended September 30, 2025 was $9.9 million compared to $8.3 million in the same period in the prior year, reflecting a 19.2% total increase consisting of $1.0 million in stock-based compensation and $8.9 million in salaries and employee benefit expenses driven by 2025 Corporate Branch acquisitions.
Other administrative expenses
Other administrative expenses for the three months ended September 30, 2025 was $5.2 million compared to $4.8 million in the same period in the prior year, reflecting an increase of $0.4 million, or 7.9%. The increase was primarily due to higher expenses for information technology due to business growth.

Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 2025 was $5.3 million compared to $3.0 million in the same period in the prior year, reflecting an increase of $2.3 million, or 78.5%. The increase was primarily due to the amortization of intangible assets from our recent asset acquisitions.
Interest expense
Interest expense for the three months ended September 30, 2025 was $0.1 million compared to $0.4 million for the same period in the prior year, reflecting a decrease of $0.3 million, or 83.0%, due to the repayment of the Revolving Facility (defined below) during August of 2024.
Interest income
Interest income for the three months ended September 30, 2025 was $1.6 million, compared to $1.8 million in the same period in the prior year, reflecting a decrease of $0.2 million. The decrease was attributable to the decline in cash balances which averaged $161.2 million over the three months ended September 30, 2025 compared to $191.2 million on hand as of September 30, 2024.
Income tax expense
Income tax expense for the three months ended September 30, 2025 was $1.0 million compared to $0.4 million for the same period in the prior year, as after consummation of the Reorganization Transactions and IPO, the Company became subject to U.S. federal, state, and local income taxes with respect to its allocable share of taxable income of TWFG Holding assessed at the prevailing corporate tax rates.
Comparison of the Nine Months Ended September 30, 2025 and 2024
Total revenues
The following table presents the disaggregation of our revenues by offerings (in thousands):

	Nine Months Ended September 30,
	2025		2024
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$112,895	63%	$99,976	66%
Corporate Branches	31,804	18	25,875	17
Total Insurance Services	144,699	81	125,851	83
TWFG MGA	32,372	18	25,057	16
Other	1,183	1	1,109	1
Total revenues	$178,254	100%	$152,017	100%

Total revenues for the nine months ended September 30, 2025 increased by $26.2 million, or 17.3%, compared to the same period in the prior year. The increase was primarily due to a $22.2 million, or 15.9%, increase in commission income driven primarily by continued organic business growth and acquisitions made in 2025. Also contributing to the increase in total revenues were the $2.0 million, or 25.5%, increase in fee income, and $2.1 million, or 55.8%, increase in contingent income with other income remaining consistent compared to the same period in the prior year. See discussions below for additional information about the changes in our revenues.

Commission income
The following table presents the disaggregation of our commission income by offerings (in thousands):

	Nine Months Ended September 30,
	2025		2024
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$104,337	64%	$93,702	67%
Corporate Branches	31,526	20	25,962	19
Total Insurance Services	135,863	84	119,664	86
TWFG MGA	25,754	16	19,783	14
Total commission income	$161,617	100%	$139,447	100%

Commission income for the nine months ended September 30, 2025 increased by $22.2 million, or 15.9%, compared to the same period in the prior year due to continued organic business growth and acquisitions in 2025.
Commission income for Insurance Services grew by $16.2 million, or 13.5%, for the nine months ended September 30, 2025 compared to the same period in the prior year. Insurance Services Agency-in-a-Box commission income for the nine months ended September 30, 2025 increased by $10.6 million, or 11.3%, compared to the same period in the prior year. This increase was driven by higher written premium volume and mix in line of business over the period. Insurance Services Corporate Branches commission income for the nine months ended September 30, 2025 increased by $5.6 million, or 21.4%, compared to the same period in the prior year. The increase was primarily driven by the acquisitions completed in 2025 and continued organic growth of our Corporate Branches.
TWFG MGA commission income for the nine months ended September 30, 2025 increased by $6.0 million, or 30.2%, compared to the same period in the prior year. The increase in commission income was primarily driven by the commission rate increase of The Woodlands Insurance Company compared to the same period in the prior year and the acquisition of TWFG MGA FL, LLC.
Contingent income
Contingent income for the nine months ended September 30, 2025 was $5.8 million, reflecting a $2.1 million, or 55.8%, increase compared to the same period in the prior year. The increase in contingent income was primarily due to underlying growth in our business. Contingent income is unpredictable and dependent upon the target financial and performance metrics established by the insurance carriers.
Fee income
The following table presents the disaggregation of our fee income by major sources (in thousands):

	Nine Months Ended September 30,
	2025		2024
	Amount	% of Total	Amount	% of Total
Policy fees	$3,309	34%	$2,510	32%
Branch fees	3,961	40	3,523	45
License fees	2,053	21	1,454	19
TPA fees	483	5	324	4
Total fee income	$9,806	100%	$7,811	100%

Fee income for the nine months ended September 30, 2025 increased by $2.0 million, or 25.5%, compared to the same period in the prior year. Changes to individual components of fee income are discussed in detail below:
•Policy fees for the nine months ended September 30, 2025 increased by $0.8 million, or 31.8%, compared to the same period in the prior year. The increase in policy fees was primarily due to higher policy count driven by new business growth.
•Branch fees for the nine months ended September 30, 2025 increased by $0.4 million, or 12.4%, compared to the same period in the prior year. The increase in branch fees was primarily driven by increased agent growth.

•License fees for the nine months ended September 30, 2025 increased by $0.6 million, or 41.2%, compared to the same period in the prior year. The increase was primarily driven by a one-time technology infrastructure project completed during the quarter to support an affiliated entity’s expansion into a new market. This item is non-recurring and not expected to have a continuing impact on future operating results.
•TPA fees for the nine months ended September 30, 2025 increased by $0.2 million, or 49.1%, compared to the same period in the prior year. The increase in TPA fees were due to the increased volume in claims processed.
Other income
Other income for the nine months ended September 30, 2025 was comparable to the same period in the prior year.
Commission expense
The following table presents the disaggregation of our commission expense by offerings (in thousands):

	Nine Months Ended September 30,
	2025		2024
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$81,594	81%	$72,649	81%
Corporate Branches	4,155	4	3,422	4
Total Insurance Services	85,749	85	76,071	85
TWFG MGA	14,774	15	13,039	15
Other	81	—	61	—
Total commission expense	$100,604	100%	$89,171	100%

Commission expense for the nine months ended September 30, 2025 increased by $11.4 million, or 12.8%, compared to the same period in the prior year. The increase was primarily due to the increased growth in business of $10.0 million consistent with commission income and the absence of the one-time favorable adjustment of $1.5 million related to the branch conversion that occurred in 2024. See commission income discussion above for additional information regarding the driver of changes.
Commission expense for total Insurance Services grew by $9.7 million, or 12.7%, for the nine months ended September 30, 2025 compared to the same period in the prior year. Insurance Services Agency-in-a-Box commission expense for the nine months ended September 30, 2025 increased by $8.9 million, or 12.3%, compared to the same period in the prior year. The increase was primarily due to the increase in business of $7.5 million consistent with commission income and the absence of the one-time favorable adjustment of $1.5 million in 2024. The expenses of our Branches are primarily commission expense, which is determined as a percentage of commission income. The profitability of our Branches, as determined by the difference between commission income and commission expense, is consistent.
Insurance Services Corporate Branches commission expense for the nine months ended September 30, 2025 increased by $0.7 million, or 21.4%, compared to the same period in the prior year. The increase in commission expense was driven by both organic business growth and acquisition of Corporate Branches in the current period. The expenses of our Corporate Branches are primarily salaries and benefits, and are primarily fixed expenses, which are not directly related to commission income or written premium.
TWFG MGA commission expense for the nine months ended September 30, 2025 increased by $1.7 million, or 13.3%, compared to the same period in the prior year. The increase was primarily driven by the acquisition of TWFG MGA FL, LLC, geographical expansion and commission expense rate increase of The Woodlands Insurance Company.
Salaries and employee benefits
Salaries and employee benefits for the nine months ended September 30, 2025 was $27.6 million compared to $21.4 million in the same period in the prior year, reflecting a 29.1% total increase, consisting of $2.7 million in stock-based compensation and $3.5 million in salaries and employee benefits expenses primarily driven by Corporate Branch acquisitions in 2025.

Other administrative expenses
Other administrative expenses for the nine months ended September 30, 2025 was $15.3 million compared to $11.7 million in the same period in the prior year, reflecting an increase of $3.6 million, or 31.1%. The increase was primarily due to higher expenses of $1.2 million of information technology, $0.5 million of professional fees, $0.6 million of rent expense, $0.3 million of insurance expense, and $1.0 million of other administrative expenses, all due primarily to business growth and increased costs as a public company.
Depreciation and amortization
Depreciation and amortization for the nine months ended September 30, 2025 was $12.6 million compared to $9.0 million in the same period in the prior year, reflecting an increase of $3.6 million, or 40.4%. The increase was primarily due to the amortization of intangible assets from our recent asset acquisitions.
Interest expense
Interest expense for the nine months ended September 30, 2025 was $0.2 million compared to $2.1 million for the same period in the prior year, reflecting a decrease of $1.9 million, or 89.6% due to the repayment of the Revolving Facility during August of 2024.
Interest income
Interest income for the nine months ended September 30, 2025 was $5.2 million, compared to $2.2 million in the same period in the prior year, reflecting an increase of $3.0 million. The increase was attributable to interest income earned on proceeds from the IPO and operating cash funds of $173.4 million.
Income tax expense
Income tax expense for the nine months ended September 30, 2025 was $2.3 million compared to $0.4 million for the same period in the prior year, as after consummation of the Reorganization Transactions and IPO, the Company became subject to U.S. federal, state, and local income taxes with respect to its allocable share of taxable income of TWFG Holding assessed at the prevailing corporate tax rates.
Other non-operating income (expense), net
Other non-operating income (expense), net for the nine months ended September 30, 2025 increased by $0.6 million compared to the same period in the prior year. The increase was primarily attributable to the selling of books of business.

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
The following table presents the disaggregation of Total Written Premium by offerings and business mix and line of business (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Offerings:
Insurance Services
Agency-in-a-Box	$296,524	63%	$261,560	65%	$839,845	65%	$736,699	66%
Corporate Branches	98,634	21	77,636	20	262,284	20	213,689	19
Total Insurance Services	395,158	84	339,196	85	1,102,129	85	950,388	85
TWFG MGA	72,583	16	60,903	15	186,862	15	164,612	15
Total written premium	$467,741	100%	$400,099	100%	$1,288,991	100%	$1,115,000	100%

Business Mix:
Insurance Services
Renewal business	$313,448	67%	$265,026	66%	$860,223	67%	$739,624	66%
New business	81,710	17	74,170	19	241,906	19	210,764	19
Total Insurance Services	395,158	84	339,196	85	1,102,129	86	950,388	85

TWFG MGA
Renewal business	48,687	10	46,075	11	132,429	10	125,364	11
New business	23,896	6	14,828	4	54,433	4	39,248	4
Total TWFG MGA	72,583	16	60,903	15	186,862	14	164,612	15
Total written premium	$467,741	100%	$400,099	100%	$1,288,991	100%	$1,115,000	100%

Written Premium Retention:
Insurance Services		92%		89%		91%		93%
TWFG MGA		80		83		80		83
Consolidated		91		88		89		91

Line of Business:
Personal lines	$386,741	83%	$327,159	82%	$1,050,439	81%	$904,372	81%
Commercial lines	81,000	17	72,940	18	238,552	19	210,628	19
Total written premium	$467,741	100%	$400,099	100%	$1,288,991	100%	$1,115,000	100%

The following table presents the dollar and percent change for Total Written Premium by offerings and business mix (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	$ Change	% of Change	$ Change	% of Change	$ Change	% of Change	$ Change	% of Change
Offerings:
Insurance Services
Agency-in-a-Box	$34,964	13.4%	$(22,882)	(8.0)%	$103,146	14.0%	$(24,561)	(3.2)%
Corporate Branches	20,998	27.0	63,350	443.4	48,595	22.7	178,533	507.8
TWFG MGA	11,680	19.2	5,542	10.0	22,250	13.5	14,379	9.6
Total written premium	$67,642	16.9%	$46,010	13.0%	$173,991	15.6%	$168,351	17.8%

Business Mix:
Insurance Services
Renewal business	$48,422	18.3%	$22,768	9.4%	$120,599	16.3%	$115,851	18.6%
New business	$7,540	10.2%	$17,700	31.3%	$31,142	14.8%	$38,121	22.1%

TWFG MGA
Renewal business	$2,612	5.7%	$(1,743)	(3.6)%	$7,065	5.6%	$(2,188)	(1.7)%
New business	$9,068	61.2%	$7,285	96.6%	$15,185	38.7%	$16,567	73.0%

Consolidated Business Mix:
Consolidated renewal business	$51,034	16.4%	$21,025	7.2%	$127,664	14.8%	$113,663	15.1%
Consolidated new business	16,608	18.7	24,985	39.0	46,327	18.5	54,688	28.0
Total written premium	$67,642	16.9%	$46,010	13.0%	$173,991	15.6%	$168,351	17.8%

Comparison of the Three Months Ended September 30, 2025 and 2024
Total Written Premium for the three months ended September 30, 2025 increased by $67.6 million, or 16.9%, compared to the same period in the prior year. This increase was a result of growth in renewal and new business of $51.0 million, or 16.4%, and $16.6 million, or 18.7%, respectively. Within our Insurance Services offering, there was a shift in renewal and new business growth as compared to the same period in the prior year. Renewal business had a spike in growth of $48.4 million, or 18.3%, compared to growth of $22.8 million, or 9.4%, in the same period in the prior year. However, new business grew at lesser degree of growth of $7.5 million, or 10.2%, as compared to growth of $17.7 million, or 31.3%, in the same period of the prior year. The higher new business growth in the third quarter of 2024 included an influx from the 2023 corporate store acquisitions, which were acquired starting in the second quarter of 2023. Within our MGA offering, we saw an uptick in new business growth of $9.1 million, or 61.2%, due primarily to the TWFG MGA FL, LLC acquisition in June 2025. Renewal business grew $2.6 million, or 5.7%, compared to the same period of the prior year.
For the three months ended September 30, 2025 and 2024, our consolidated written premium retention was 91% and 88%, respectively. The increase in retention is correlated to the shift in renewal business growth of $51.0 million, or 16.4%, compared to growth of $21.0 million, or 7.2%, in the same period of the prior year. The prior year quarter had an uptick of new business growth of $25.0 million, or 39.0%, as a result of carriers moderating rate increases and opening up for new business after a period of restricted capacity, compared to current quarter growth of $16.6 million, or 18.7%. As a result, retention has increased as compared to the same period of the prior year.
Comparison of the Nine Months Ended September 30, 2025 and 2024
Total Written Premium for the nine months ended September 30, 2025 increased by $174.0 million, or 15.6%, compared to $168.4 million, or 17.8%, in the same period in the prior year. This decrease in growth year over year was due primarily to the uptick in 2024 growth including new business growth from carriers opening up for business, 2023 corporate store acquisitions flowing into 2024 and the significant increases in our MGA programs which have normalized in 2025. Within our Insurance Services offering, renewal business grew $120.6 million, or 16.3%, as compared to growth of $115.9 million, or 18.6%, in the prior year period. New business grew $31.1 million, or 14.8%, as compared to growth of $38.1 million, or 22.1%, growth in the same period of the prior year. Within our MGA offering, we saw an uptick in new business growth of $15.2 million, or 38.7%, over the prior year due primarily to the TWFG MGA FL, LLC acquisition.

For the nine months ended September 30, 2025 and 2024, our consolidated written premium retention was 89% and 91%, respectively. The retention rate as of September 30, 2025 has normalized from the effect of increased new business in the prior year. Renewal growth of $127.7 million, or 14.8%, is comparable to the same period of the prior year.
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
Organic Revenue Growth. Organic Revenue Growth is the change in Organic Revenue period-to-period, with prior period results adjusted to include revenues that were excluded in the prior period because the relevant acquired businesses had not reached the twelve-month-owned milestone but have reached the twelve-month owned milestone in the current period. We believe Organic Revenue Growth is an appropriate measure of operating performance because it eliminates the impact of acquisitions, which affects the comparability of results from period-to-period.
A reconciliation of Organic Revenue and Organic Revenue Growth Rate to Total Revenue and Total Revenue Growth Rate, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

Revised Calculation Methodology Applied to Current Period
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$64,123	$52,863	$178,254	$152,017
Acquisition adjustments(1)	(5,286)	(898)	(7,419)	(3,582)
Contingent income	(2,095)	(1,383)	(5,791)	(3,717)
Fee income	(3,466)	(2,890)	(9,806)	(7,811)
Policy fee income	(292)	(350)	(1,040)	(1,042)
Other income	1,175	1,064	3,309	2,510
Organic Revenue	$54,159	$48,406	$157,507	$138,375

Prior year Organic Revenue reported	$47,342	$42,840	$135,865	$119,803
Commission income at 12-month post acquisition(s)	898	1,153	3,583	1,856
Prior year policy fees	1,064	580	2,510	1,656
Other adjustment(s)(3)	(136)	—	(807)	—
Organic Revenue denominator	$49,168	$44,573	$141,151	$123,315

Organic Revenue	$54,159	$48,406	$157,507	$138,375
Organic Revenue denominator	49,168	44,573	141,151	123,315
Organic Revenue Growth	$4,991	$3,833	$16,356	$15,060

Total Revenue Growth Rate(2)	21.3%	11.5%	17.3%	14.7%
Organic Revenue Growth Rate	10.2%	8.6%	11.6%	12.2%

(1)Represents revenues generated from the acquired businesses during the first 12 months following an acquisition.
(2)Represents the period-to-period change in total revenues divided by the total revenues in the prior period.
(3)Other adjustments reflect immaterial prior-period and comparability items consistent with management’s non-GAAP presentation policy.

Legacy Calculation Methodology Applied to Current Period
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$64,123	$52,863	$178,254	$152,017
Acquisition adjustments(1)	(5,286)	(898)	(7,419)	(3,582)
Contingent income	(2,095)	(1,383)	(5,791)	(3,717)
Fee income	(3,466)	(2,890)	(9,806)	(7,811)
Other income	(292)	(350)	(1,040)	(1,042)
Organic Revenue	$52,984	$47,342	$154,198	$135,865

Prior year Organic Revenue reported	$47,342	$42,840	$135,865	$119,803
Commission income at 12-month post acquisition(s)	898	1,153	3,583	1,856
Other adjustment(s)(3)	(136)	—	(807)	—
Organic Revenue denominator	$48,104	$43,993	$138,641	$121,659

Organic Revenue	$52,984	$47,342	$154,198	$135,865
Organic Revenue denominator	48,104	43,993	138,641	121,659
Organic Revenue Growth	$4,880	$3,349	$15,557	$14,206

Total Revenue Growth Rate(2)	21.3%	11.5%	17.3%	14.7%
Organic Revenue Growth Rate	10.1%	7.6%	11.2%	11.7%

(1)Represents revenues generated from the acquired businesses during the first 12 months following an acquisition.
(2)Represents the period-to-period change in total revenues divided by the total revenues in the prior period.
(3)Other adjustments reflect immaterial prior-period and comparability items consistent with management’s non-GAAP presentation policy.
Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue growth rate, representing the year-over-year change in total revenues, was 21.3% for the three months ended September 30, 2025 compared to the same period in 2024 and 11.5% for the three months ended September 30, 2024 compared to the same period in 2023. Revenue growth for the periods reflected the growth in our Books of Business and the mix of the new and renewal businesses. Revenue growth for the three months ended September 30, 2025 compared to the same period in 2024 included the continued growth of commission and fee income during the period. See “Consolidated Results of Operations” for additional discussions regarding the changes in our revenues.
Organic Revenue Growth Rate was 10.2% for the three months ended September 30, 2025 compared to the same period in 2024 and 8.6% for the three months ended September 30, 2024 compared to the same period in 2023. Organic Revenue Growth for both periods reflects ongoing, but normalizing rate increases being implemented by carriers, the underlying growth of our business, and healthy economic growth and an increase in commission income in our MGA offering. See “Consolidated Results of Operations—Commission Income” for additional discussions regarding the changes in our commission income.
Comparison of the Nine Months Ended September 30, 2025 and 2024
Revenue growth rate, representing the year-over-year change in total revenues, was 17.3% for the nine months ended September 30, 2025 compared to the same period in 2024 and 14.7% for the nine months ended September 30, 2024 compared to the same period in 2023. Revenue growth for the periods reflected the growth in our Books of Business and the mix of the new and renewal businesses. Revenue growth for the nine months ended September 30, 2025 compared to the same period in 2024 included the continued growth of commission and fee income during the period. See “Consolidated Results of Operations” for additional discussions regarding the changes in our revenues.
Organic Revenue Growth Rate was 11.6% for the nine months ended September 30, 2025 compared to the same period in 2024 and 12.2% for the nine months ended September 30, 2024 compared to the same period in 2023. Organic Revenue Growth for both periods reflects ongoing, but normalizing, rate increases being implemented by carriers, the underlying growth of our business, and healthy economic growth and an increase in commission income in our MGA offering. See “Consolidated Results of Operations—Commission Income” for additional discussions regarding the changes in our commission income.

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
A reconciliation of Adjusted Net Income and Adjusted Net Income Margin to net income and net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

Revised Calculation Methodology Applied to Current Period
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$64,123	$52,863	$178,254	$152,017
Net income	$9,620	$6,893	$25,473	$20,440
Income tax expense	977	—	2,253	—
Acquisition-related expenses	3	—	55	—
Equity-based compensation	987	1,012	3,706	1,012
Other non-recurring items(1)	—	—	10	(1,477)
Amortization expense	5,205	2,920	12,176	8,771
Adjusted income before income taxes	16,792	10,825	43,673	28,746
Adjusted income tax expense(2)	(3,833)	(2,482)	(9,968)	(6,591)
Adjusted Net Income	$12,959	$8,343	$33,705	$22,155
Net Income Margin	15.0%	13.0%	14.3%	13.3%
Adjusted Net Income Margin	20.2%	15.8%	18.9%	14.6%

Legacy Calculation Methodology Applied to Current Period
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$64,123	$52,863	$178,254	$152,017
Net income	$9,620	$6,893	$25,473	$20,440
Income tax expense	977	—	2,253	—
Acquisition-related expenses	3	—	55	—
Equity-based compensation	987	1,012	3,706	1,012
Other non-recurring items(1)	—	—	10	(1,477)
Adjusted income before income taxes	11,587	7,905	31,497	19,975
Adjusted income tax expense(2)	(2,645)	(1,813)	(7,189)	(4,580)
Adjusted Net Income	$8,942	$6,092	$24,308	$15,395
Net Income Margin	15.0%	12.6%	14.3%	13.3%
Adjusted Net Income Margin	13.9%	11.2%	13.6%	10.0%

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
(2)Post-IPO, we are subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of TWFG Holding Company, LLC. For the three and nine months ended September 30, 2025, the calculation of adjusted income tax expense is based on a federal statutory rate of 21% and a blended state income tax rate of 1.82% on 100% of our adjusted income before income taxes as if we owned 100% of the TWFG Holding.
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
Prior to the IPO and Reorganization Transactions, TWFG Holding’s equity structure included common units. The Company considered the calculation of earnings per unit for periods prior to the IPO and determined that such presentation would not provide meaningful information to the users of these Condensed Consolidated Financial Statements. Therefore, earnings per share information for the three and nine months ended September 30, 2024 has been calculated solely for the post-IPO period.

A reconciliation of Adjusted Diluted Earnings Per Share to diluted earnings per share, the most directly comparable GAAP measure, for each of the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings per share of common stock – diluted	$0.11	$0.08	$0.34	$0.08
Plus: Impact of all LLC Units exchanged for Class A Common Stock(1)	0.06	0.04	0.12	0.29
Plus: Adjustments to Adjusted Net Income(2)	0.06	0.03	0.14	0.03
Adjusted Diluted Earnings Per Share	$0.23	$0.15	$0.60	$0.40

Weighted average common stock outstanding – diluted	15,100,655	14,890,382	15,088,031	14,890,382
Plus: Impact of all LLC Units exchanged for Class A Common Stock(1)	41,171,461	41,171,461	41,171,461	41,171,461
Adjusted Diluted Earnings Per Share diluted share count	56,272,116	56,061,843	56,259,492	56,061,843

(1)    For comparability purposes, this calculation incorporates the net income that would be distributable if all shares of Class B Common Stock and Class C Common Stock, together with the related LLC Units, were exchanged for shares of Class A Common Stock. For the three and nine months ended September 30, 2025, this includes $7.9 million of net income on 56,272,116 weighted-average shares of common stock outstanding - diluted and $20.5 million of net income on 56,259,492 weighted-average shares of common stock outstanding - diluted, respectively. For the three and nine months ended September 30, 2024, 41,171,461 weighted average outstanding Class B Common Stock and Class C Common Stock were considered dilutive and included in the 56,061,843 and 56,061,843 weighted-average shares of common stock outstanding - diluted within diluted earnings per share calculation, respectively. See Note 12 Earnings Per Share to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for more information about the earnings per share.
(2)    Adjustments to Adjusted Net Income are described in the footnotes of the reconciliation of Adjusted Net Income to net income in “Adjusted Net Income and Adjusted Net Income Margin”, which represent the difference between net income of $9.6 million and Adjusted Net Income of $13.0 million and net income of $25.5 million and Adjusted Net Income of $33.7 million for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2025, Adjusted Diluted Earnings Per Share include adjustments of $3.3 million to Adjusted Net Income on 56,272,116 weighted-average shares of common stock outstanding - diluted and $8.2 million to Adjusted Net Income on 56,259,492 weighted-average shares of common stock outstanding - diluted for the period presented, respectively.
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
A reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin to Net income and Net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$64,123	$52,863	$178,254	$152,017
Net income	$9,620	$6,893	$25,473	$20,440
Interest expense	70	411	221	2,125
Interest income	(1,574)	(1,777)	(5,188)	(2,202)
Depreciation and amortization	5,327	2,985	12,587	8,966
Income tax expense	977	437	2,253	437
EBITDA	14,420	8,949	35,346	29,766
Acquisition-related expenses	3	—	55	—
Equity-based compensation	987	1,012	3,706	1,012
Interest income	1,574	1,777	5,188	2,202
Other non-recurring items(1)	—	—	10	(1,477)
Adjusted EBITDA	$16,984	$11,738	$44,305	$31,503
Net Income Margin	15.0%	13.0%	14.3%	13.4%
Adjusted EBITDA Margin	26.5%	22.2%	24.9%	20.7%

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
A reconciliation of Adjusted Free Cash Flows to Cash flow from Operating Activities, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash Flow from Operating Activities	$14,953	$11,725	$40,213	$28,879
Purchase of property and equipment	(69)	(233)	(128)	(280)
Tax distribution to members(1)	(2,586)	—	(11,338)	(6,104)
Acquisition-related expenses	3	—	55	—
Adjusted Free Cash Flow	$12,301	$11,492	$28,802	$22,495

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

Liquidity and capital resources
As of September 30, 2025, the Company had $151.0 million in cash and cash equivalents and $11.6 million in restricted cash, compared to $195.8 million and $9.6 million, respectively, as of December 31, 2024. The decrease in cash and cash equivalents for the nine months ended September 30, 2025 was primarily attributable to $54.2 million of cash paid for acquisitions, $15.9 million in member distributions, and $2.8 million in tax withholding on equity vesting, partially offset by positive cash flows from operations of $40.2 million.
The Company maintains access to the $50.0 million Revolving Facility, of which zero was outstanding at September 30, 2025. We were in compliance with all financial covenants under our debt agreements as of the end of the period. Management believes existing liquidity sources, together with cash generated from operations, will be sufficient to meet working capital, capital expenditure, and acquisition-related needs for at least the next 12 months.
Historical liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through cash generated from our operations. Prior to the IPO, our primary cash flow activities involved: (1) generating cash flow from our operations; (2) making strategic acquisitions; (3) making distributions to Bunch Family Holdings, LLC, RenaissanceRe Ventures U.S. LLC and GHC Woodlands Holdings LLC; and (4) making borrowings, interest payments, and repayments under our Credit Agreements (as defined below). On July 19, 2024, we completed the IPO of 11,000,000 shares of Class A Common Stock at an IPO price of $17.00 per share. On July 23, 2024, the underwriters purchased an additional 1,650,000 shares of Class A Common Stock in connection with the underwriters’ full exercise of their option to purchase additional shares. We received approximately $192.9 million of net proceeds from the IPO, including from the full exercise of the underwriters’ option, after deducting underwriting discounts and commissions and related offering expenses. As of September 30, 2025 and December 31, 2024, our cash and cash equivalents were $151.0 million and $195.8 million, respectively. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative, and other expenses, debt service and distributions to our owners.
Credit agreements
On June 5, 2017, TWFG Holding, as borrower, entered into a credit agreement (as subsequently amended, the “Term Loan Credit Agreement”) with PNC Bank, National Association, as lender. On July 30, 2019, TWFG Holding entered into a third amendment to the Term Loan Credit Agreement pursuant to which it borrowed $4.0 million pursuant to a Term Loan B and used these proceeds for permitted acquisitions. On December 4, 2020, TWFG Holding entered into a fifth amendment to the Term Loan Credit Agreement pursuant to which it borrowed an additional $13.0 million pursuant to a Term Loan C and used these proceeds for permitted acquisitions (such amount, together with the amount borrowed on July 30, 2019, the “Term Loans”). On May 23, 2023, TWFG Holding entered into a ninth amendment to the Term Loan Credit Agreement to, among other things, provide additional flexibility under the covenants contained therein. The Term Loan B was fully repaid by its maturity on July 30, 2024. The aggregate principal amounts of the Term Loan C as of September 30, 2025 is $4.5 million as follows (in thousands):

Remainder of 2025	$484
Year ended December 31, 2026	1,972
Year ended December 31, 2027	2,034
Total	$4,490

The Revolving Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank National Association provides a revolving credit facility to the Company, with commitments in an aggregate principal amount not to exceed $50.0 million (as amended on June 20, 2024, the “Revolving Facility,” and together with the Term Loan Credit Agreement, the “Credit Agreements”). Borrowings constituting revolving loans under the Revolving Credit Agreement incur interest at the Term SOFR Rate (as defined therein) for the applicable interest period plus a margin based on the consolidated leverage ratio of the Company between 2% and 2.75%, and a 0.10% adjustment. The borrowings under the Revolving Facility may be used by the Company for permitted acquisitions, working capital and general corporate purposes. The Company pays a commitment fee on unutilized amounts under the Revolving Facility of 0.20% up to 0.35% based on the consolidated leverage ratio. For the period ended September 30, 2025 and December 31, 2024, the Revolving Facility has an unutilized capacity of $50.0 million and $50.0 million, respectively.

Each of the Revolving Facility and the term loans requires the Company to maintain a consolidated leverage ratio of no greater than 2.00 to 1.00 (or, after the occurrence of certain acquisitions, 2.50 to 1.00). As of September 30, 2025 and December 31, 2024, the Company was in compliance with these covenants. The carrying amount of the Company’s variable rate debt as of September 30, 2025 and December 31, 2024 approximates fair value due to the short-term reset of the interest rate based on SOFR and the absence of a credit spread.
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
Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024	Variance
Net cash provided by operating activities from continuing operations	$40,213	$28,879	$11,334
Net cash used in investing activities from continuing operations	(63,745)	(21,589)	(42,156)
Net cash (used in) provided by financing activities from continuing operations	(19,249)	147,147	(166,396)
Net change in cash, cash equivalents and restricted cash from continuing operations	(42,781)	154,437	(197,218)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	205,323	46,468	158,855
Cash, cash equivalents and restricted cash from continuing operations, end of period	$162,542	$200,905	$(38,363)
Cash paid during the period for interest	$152	$2,298	$(2,146)

Comparison of the Nine Months Ended September 30, 2025 and 2024
Operating activities
Operating activities from continuing operations provided $40.2 million and $28.9 million of cash for the nine months ended September 30, 2025 and 2024, respectively. The increase in net cash provided by operating activities was driven by a $5.0 million increase in net income, $0.3 million inflow from the change in working capital between periods, which was primarily attributable to the increased collections on contingent income, and $6.0 million in net change of non-cash adjustments in the period which include amortization, stock-based compensation, and non-cash lease expense. See “Consolidated Results of Operations” above for additional information regarding the results of our operations.
Investing activities
Investing activities from continuing operations used $63.7 million and $21.6 million of cash for the nine months ended September 30, 2025 and 2024, respectively. Our net investing outflows increased primarily due to the higher level of intangible asset acquisitions in the current period of $54.2 million compared to $21.4 million in the prior period partially offset by $0.5 million inflow from proceeds on the sale of intangible assets and other net decrease in investing outflows of $0.2 million. In addition, the Company made a $10.0 million other investment held by a third party to facilitate premium financing arrangements during the period September 30, 2025. See Note 4 Intangible Assets and Acquisitions to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our asset acquisitions.
Financing activities
Financing activities from continuing operations used $19.2 million and provided $147.1 million of cash for the nine months ended September 30, 2025 and 2024. Our net financing outflows was primarily due to the $200.7 million net proceeds received from the IPO in prior year, but none in the current year, $8.7 million increase in distributions to members, $2.9 million net decrease in carrier liabilities, $2.7 million payment related to tax withholding on vesting of equity awards, and $0.4 million payment for shelf registration costs. The net financing outflows was partially offset by the $41.5 million decrease in payments to notes payable, $7.1 million decrease in deferred offering costs, and $0.4 million decrease in deferred acquisition payable for the nine months ended September 30, 2025.

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
We have certain obligations related to debt maturities and operating leases. As of September 30, 2025, we had $1.4 million of non-cancelable operating lease obligations for the next 12 months. For the periods following the next 12 months, we have an additional $3.1 million of non-cancelable operating lease obligations. In addition, as of September 30, 2025, we have $4.5 million of debt maturities for the next 12 months comprised of $2.0 million of the remaining balance under the Term Loan C, $0.6 million in acquisition-related notes, and $1.9 million of acquisition-related payables. For the periods following the next 12 months, we have an additional $5.1 million of debt maturities representing $2.5 million under the Term Loan C, and $0.7 million in acquisition-related notes, and $1.9 million of acquisition-related payables. As of September 30, 2025, there was no outstanding balance under our Revolving Facility. Any outstanding balances under our Revolving Facility, if any, will become due and payable during 2028. Annual interest rates on the acquisition-related notes are 3.75% and 5.0%, and our effective interest rates on the Term Loan C for the three and nine months ended September 30, 2025 was 3.06%. As of September 30, 2025, we have an interest rate swap agreement associated with the Term Loan C, which converted the floating interest rates on these loans to fixed interest rates. See Note 6 Debt to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.
Off-balance sheet arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our Condensed Consolidated Financial Statements.
Critical accounting estimates
We prepare our Condensed Consolidated Financial Statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues, and expenses in our Condensed Consolidated Financial Statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments; however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe our significant accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. The accounting policies that we believe reflect our more significant estimates, judgments and assumptions that are most critical to understanding and evaluating our reported financial results are: revenue recognition, intangible assets impairment, and income taxes.
There have been no material changes in our critical accounting policies during the three months ended September 30, 2025 as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Critical Accounting Policies and Estimates” of our Annual Report other than above.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and prices, such as premium amounts, interest rates, and equity prices. We are exposed to market risk through our Book of Business, investments, and borrowings under our Credit Agreements. We use derivative instruments to mitigate our risk related to the effect of rising interest rates on our cash flows. However, we do not use derivative instruments for trading or speculative purposes.
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
Our investments are held primarily as cash and cash equivalents. These investments are subject to interest rate risk. The fair values of cash and cash equivalents as of September 30, 2025 and December 31, 2024 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material. We do not actively invest or trade in equity securities.
As of September 30, 2025, we had $162.5 million in cash and cash equivalents, which earned interest income of $5.7 million for the nine months ended September 30, 2025. The impact of a hypothetical 100 basis point change in interest rates would have reduced/increased interest income by $0.6 million in the Condensed Consolidated Statements of Income.
As of September 30, 2025, we had approximately $4.5 million of borrowings outstanding under our Term Loan Credit Agreement. We repaid the outstanding balances of our Term Loan B and Revolving Facility in full as of June 30, 2024. As of December 31, 2024, we had approximately $5.9 million and $0 of borrowings outstanding under our Term Loan Credit Agreement and Revolving Facility, respectively. These borrowings accrue interest tied to SOFR and therefore interest expense under these borrowings is subject to change. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time-to-time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of litigation and claims are inherently unpredictable and uncertain, we are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition.
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

3.2	Amended and Restated By-Laws of TWFG, Inc., dated July 17, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-42177) filed on July 23, 2024)

10.1*	Amended Managing General Agency and Claims Administration Agreement by and between The Woodlands Insurance Company and TWFG General Agency, LLC dated as of September 1, 2025

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL)

*Filed herewith.
** Furnished.
+ Indicates a management contract or compensatory plan or agreement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWFG, Inc.
Date: November 12, 2025	By:	/s/ Richard F. Bunch III
Name: Richard F. Bunch III
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Janice E. Zwinggi
Name: Janice E. Zwinggi
Title: Chief Financial Officer
(Principal Financial Officer)