Form 10-K
period 2025-12-31
TWFG, Inc.
filed 2026-03-10
CIK 2007596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒
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
Yes ☐ No ☒
As of June 30, 2025 (the last business day of the registrant’s second fiscal quarter), the registrant’s aggregate market value of its voting and non-voting common equity held by non-affiliates was $501,924,325.
As of March 9, 2026, there were 15,028,681 shares of Class A common stock, 7,277,651 shares of Class B common stock and 33,893,810 shares of Class C common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2026 Annual Meeting of Stockholders, which will be filed no later than 120 days after the Registrant’s fiscal year ended December 31, 2025, are incorporated by reference in this report in response to Part III, Items 10, 11, 12, 13, and 14.

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
•Corporate Branch: An agency within our Insurance Services offering that is wholly-owned by TWFG;
•EBITDA: Earnings before interest, income taxes, depreciation and amortization;
•E&O: Errors and omissions;
•E&S: Excess and surplus lines. In this insurance market, insurance carriers are licensed on a “non-admitted” basis. The excess and surplus lines market often offers insurance carriers more flexibility in terms, conditions and rates than does the Admitted market;
•GAAP: Accounting principles generally accepted in the United States of America;
•IPO: The Company’s initial public offering completed on July 19, 2024;
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

Summary of risk factors
Our business is subject to a number of risks of which you should be aware before making an investment decision. Some of the more significant challenges and risks relating to an investment in our Class A Common Stock include those associated with the following:
•macroeconomic conditions, including market conditions, inflation, interest rates or U.S. monetary policies that affect interest rates, labor market conditions, recessionary pressures or concerns over a prolonged economic slowdown and their impact on demand for our services;
•geopolitical instability, public health emergencies, wars, military conflicts and natural or man-made disasters or catastrophes;
•change in tariffs and other trade measures;
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
•risks related to effectively assessing, adapting, and managing the adoption and use of artificial intelligence;
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
•ability to attract and retain qualified talent, including our senior management team;
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
•risks relating to our share repurchase program; and
•we are controlled by Bunch Family Holdings, LLC (“Bunch Holdings”) whose interests in our business may be different than yours. Due to the high voting stock held by Bunch Holdings, we will continue to be controlled by Bunch Holdings even though it may in the future own less than a majority of our common stock outstanding.
Before you invest in our Class A Common Stock, you should carefully consider all the information in this Annual Report, including matters set forth under the heading Item 1A. “Risk factors.”

PART I
Item 1. Business
Who we are
We are a leading, high-growth, independent distribution platform for personal and commercial insurance in the U.S. We are pioneers in the insurance industry, developing an agency model built on innovation and experience with what we believe is a more flexible approach than traditional distribution models. Our offerings are fulsome and flexible in that we offer all lines of insurance, multiple distribution contract options, M&A services, proprietary virtual assistants, proprietary technology, proprietary premium financing, unlimited continuing education, recognition programs, co-op funding, marketing support and overall lower costs to operate. Since our founding in 2001 by our Chief Executive Officer, Richard F. (“Gordy”) Bunch III, we have established a track record of creating solutions for independent agents, insurance carriers and our Clients, with growth regardless of economic and P&C pricing cycles. Our business model, developed by agents for agents, serves over 3,000 TWFG Agencies and offers a differentiated level of autonomy and entrepreneurial opportunity. We provide TWFG Agencies with resources, technology, training and insurance carrier access to succeed in an increasingly complex market. TWFG Agencies leverage our platform, long-standing relationships with insurance carriers and brand recognition in personal and commercial insurance products to win business and tailor coverage to meet our Clients’ specific needs. We operate on a singular, integrated agency management system that equips TWFG Agencies with advanced tools for efficient Client management, policy management and communication in a cost-effective manner.
We have worked with independent agents for over 25 years, building a platform that exceeded $1.7 billion of Total Written Premium for the year ended December 31, 2025. As of December 31, 2025, our distribution platform encompassed over 550 Branches (as defined below) across 34 states and the District of Columbia within our Insurance Services offering and over 2,750 MGA Agencies across 43 states within our TWFG MGA offering. Within our Insurance Services offering, we have (i) independent agencies or Agencies-in-a-Box, (the “Branches”) and (ii) branches that we wholly own (the “Corporate Branches”). Both Branches and Corporate Branches have TWFG branding and can only write insurance business through TWFG. Clients can access all of our agencies with TWFG branding, i.e., Branches and Corporate Branches, through our website at TWFG.com. MGA Agencies are independent agencies that contract with our TWFG MGA offering to obtain access to additional insurance carriers or programs. MGA Agencies do not include TWFG branding and are not exclusive to TWFG. We maintain relationships with over 300 insurance carriers to support TWFG Agencies and drive our growth. We believe we offer a strong value proposition when compared to the thousands of independent agencies and captive agents across the country and that we are part of the future of insurance distribution.
We embrace a simple philosophy: “Our Policy is Caring,” which is more than a motto. This philosophy informs the way we interact with all of our stakeholders and the communities in which they live and work. We seek to attract partners who demonstrate a commitment to making a difference in the lives of the people and communities we interact with. We treat our Clients, employees and stakeholders like family.
Our business
As a retail and wholesale distributor, we operate within the broader P&C distribution market. Retail and wholesale insurance brokers facilitate the placement of P&C insurance products in the Admitted insurance markets, which are regulated in each state by the respective state’s government, and E&S markets, which are often inaccessible by small agencies. As a P&C distribution company, our total P&C addressable market for Total Written Premium in the U.S. was approximately $1,050 billion as of 2025, according to S&P Global Market Intelligence. We primarily distribute personal P&C lines insurance and commercial P&C lines insurance (with industry premium growth in 2025 of 12.1% and 4.0%, respectively, according to data provided by S&P Global Market Intelligence). Based on revenue, we are the eighth largest personal lines agency in the U.S. and the 26th largest agency across all lines of business, according to the Insurance Journal’s 2025 Top 100 Property/Casualty Agencies.
For the years ended December 31, 2025 and 2024, we generated revenue of $248.5 million and $203.8 million, respectively, representing year-over-year growth of 22.0%, including Organic Revenue Growth of 11.6% year-over-year. Our compound annual growth rate, or CAGR, in Total Written Premium and total revenue for the period from January 1, 2020 through December 31, 2025 was 20.0% and 19.5%, respectively. This growth has been primarily driven by our ability to attract productive agents to our platform, TWFG Agencies’ success in winning new business, our ability to retain and expand renewal business and our acquisition strategy. We are a profitable company with strong earnings generation and conversion of net income to Adjusted Free Cash Flow. For the year ended December 31, 2025, we generated $41.2 million of net income, $50.9 million of Adjusted Net Income and $66.8 million of Adjusted EBITDA.

Total Written Premium ($MM)
Premium CAGR: 20.0%

Total Revenue ($MM)
Revenue CAGR: 19.5%
We have developed our model and strategy to address the shortcomings of two distinct insurance distribution channels: (1) the captive agency channel, or agents that are part of the selling force of a particular insurance carrier and generally limited to selling insurance products from such insurance carrier and (2) the independent agency channel, or agencies that distribute insurance products from multiple insurance carriers but, depending on their size, can face difficulty in obtaining the level of insurance carrier access typically enjoyed by larger platforms like ours. Our independent distribution platform differs from the captive agency channel and the independent agency channel because we both support TWFG Agencies with the resources, technology, training and M&A growth opportunities that they need to build and scale their businesses and provide these agencies with access to multiple insurance carriers. We believe that our commission structure serves as a significant appeal for skilled insurance professionals. Once part of TWFG, TWFG Agencies benefit from extensive training and development initiatives that are tailored to the individual agent based on the lines of business the agent wishes to pursue. Equipped with a comprehensive product portfolio, strong organizational backing and aligned incentives, TWFG Agencies are well-positioned to expand our Books of Business and penetrate new market segments, which enhances our organic growth.
We believe TWFG is an attractive partner for insurance carriers due to our national network of experienced agents, strong distribution channels, and collaborative approach. While much of our business is concentrated in Texas, California, and Louisiana, TWFG is licensed in all 50 states and has a physical presence in 43 states plus the District of Columbia. The Company works with over 300 carriers and 550 Branches, whose principals average 18 years of experience, to provide tailored solutions and broad coverage options. TWFG also offers specialized trainings for agents, fostering innovation and adapting to market changes, which enhances client satisfaction and long-term relationships.
We assist insurance carriers in placing contracts with clients under agency agreements that define our authority and compensation. Commission rates vary by carrier, state, and business line, typically ranging from 7% to 30%, with an average of about 12.8% and 12% as of December 31, 2025 and December 31, 2024, respectively. The commission income that we receive from insurance carriers is a significant portion of our total revenues, comprising approximately 89% of our total revenues earned in both 2025 and 2024. Our broad carrier relationships allow us to offer diverse, competitively priced products. In some cases, we have underwriting authority for certain carriers, but we do not retain any risk from the policies placed.

We earn our commission revenue by placing insurance contracts between carriers and clients, acting as both the client’s agent and the carrier’s representative. Commissions are based on carrier-determined premium rates, which may change at renewal. A portion of these commissions is shared with Branches and MGA Agencies under their agreements, recorded as commission expenses that reduce our profitability. For Corporate Branches, the Company retains all commission income and covers all related expenses.
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
The demand for our products is significant and expanding. As a distributor of these products, we compete based on reputation, Client service, industry insights, product offerings, ability to tailor our services to the specific needs of a Client and offering a broad range of coverage options and services.
We operate through two primary offerings: (1) Insurance Services, through TWFG’s exclusive Branch agreements or what we refer to as “Agency-in-a-Box” (over 550 agencies) and through Corporate Branches (approximately 19 agencies) and (2) TWFG MGA (over 2,750 agencies).
Insurance Services (79% of 2025 Revenue): Branch principals have nearly 18 years of insurance industry experience, on average, with established local relationships and deep ties to their communities.

TWFG Branch Agency Principals' Insurance Industry Experience
1%
5%
18%
75%
11+ Years
6-10 Years
3-5 Years
Less Than 3 Years

(as of December 31, 2025)

TWFG Branch Agency Tenure
28%
37%
18%
17%
11+ Years
6-10 Years
3-5 Years
Less Than 3 Years

(as of December 31, 2025)
Agency-in-a-Box (62% of 2025 Revenue)
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
Central to our differentiated value proposition is a revenue and work sharing model that is efficient and mutually beneficial to the agents and to us. This arrangement acts as a meaningful incentive, motivating agents to broaden our Books of Business, add new business lines and emphasize Client retention. Our model not only improves agents’ income but, offers an attractive built-in succession plan at fair market value that encourages long-term Client relationships, high-quality service and growth.
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
Setting up an agency from scratch requires significant investment upfront in agency management systems and infrastructure, marketing and support functions, as well as a significant time investment in securing insurance carrier appointments, negotiating contracts, and training and development. We design our Agency-in-a-Box offering to assist independent and experienced captive agents with all of the foregoing and achieve scale and efficiency operating as a Branch.
Corporate Branches (17% of 2025 Revenue)
A portion of our Branches are wholly-owned by TWFG. These Corporate Branches were developed organically or acquired from third parties, and we retain 100% of the commission income received from insurance carriers and are responsible for 100% of the Corporate Branches’ expenses. We have two compensation structures for our agents within our Corporate Branches. Our employee agents receive salaries, employee benefits and bonuses for services rendered, while our non-employee agents receive commission payments. In 2025, we acquired seven third-party branches for a total purchase price of $51.0 million and converted them into Corporate Branches or employees, which was additive to our net income and Adjusted EBITDA.
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
We review acquisition opportunities and consider whether the acquisition would be beneficial as either a Corporate Branch or a Branch operating through our Agency-in-a-Box offering. Branches with annual revenues greater than $1.0 million in a geography where we currently do not have a physical location may be considered as a candidate for a Corporate Branch acquisition. Branches with less than $1.0 million in annual revenues and located near another Branch are considered as candidates for acquisition by another Branch in the same geographic area. Until recently, we have not sought to acquire our existing Branches and instead have preferred combining an existing Branch with another Branch operating through our Agency-in-a-Box offering or with a new Branch joining the TWFG organization. See Note 4, “Intangible Assets and Acquisitions” to our consolidated financial statements included elsewhere in this Annual Report for information regarding the accounting for acquired assets and their impact on our consolidated financial condition. Also see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the impact of the acquisitions on our results of operations.
TWFG MGA (20% of 2025 Revenue): Through our TWFG MGA offering, we facilitate the placement of traditional and hard-to-place personal and commercial insurance risks. We provide access to insurance carrier relationships and products in both the Admitted market and the E&S markets, which are often inaccessible by small agencies. We provide third-party administration, insurance carrier access and brokerage services, allowing MGA Agencies across the country to place business through markets they would otherwise not have access to based on their size relative to minimum volume requirements various insurance carriers use to offer new agent appointments. Similar to our Agency-in-a-Box offering, we receive all commission revenue earned by MGA Agencies and subsequently pay and record a commission expense to MGA Agencies based on the relevant MGA agreement. None of the operating costs incurred by the MGA Agencies are assumed by TWFG.
In 2025, we acquired a 50.1% controlling interest in TWFG MGA FL, LLC, which distributes personal and commercial lines insurance products to independent agents in the State of Florida, for a purchase price of $9.7 million. See Note 4, “Intangible Assets and Acquisitions” to our consolidated financial statements included elsewhere in this Annual Report for information regarding the accounting for the acquired asset.

For additional information related to the breakdown of revenues and for a breakdown of commission income by offering for the years ended December 31, 2025 and 2024, please see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our geographic presence
Although a significant portion of our business is concentrated in Texas, California and Louisiana (representing 54.1%, 15.2% and 12.4%, respectively, of our Total Written Premiums in 2025), we are licensed in all 50 states and have a physical presence in 43 states and the District of Columbia across our Insurance Services and TWFG MGA offerings. The Company has been expanding throughout the U.S., both through the recruitment of start-up agencies, and through strategic acquisitions. In 2025, this expansion included the addition of insurance agents in Alabama, Kentucky, New Hampshire and a new MGA property program in Florida.

TWFG National Footprint

• TWFG is Licensed in All 50 States

TWFG Branch
TWFG Branch & TWFG MGA
TWFG MGA
Future TWFG Expansion

Our products
The insurance products we distribute primarily consist of personal and commercial lines, including auto, home, renters, life, health, motorcycle, umbrella, boat, recreational vehicles, flood, wind, event, luxury items, general liability, property, business auto, workers’ compensation, business owner policy, professional liability, commercial bonds and group benefits. Through TWFG MGA, we also provide access to Admitted insurance markets, which are regulated in each state by the respective state’s government, and E&S markets, which are often inaccessible by small agencies. We offer exclusive programs in certain niches, including catastrophe-exposed property and high-value homes, across our regional footprint. The insurance products that we distribute are binding contracts between our Clients and the insurance carriers. In certain cases, we collect premiums on behalf of the insurance carriers. We do not underwrite risks in exchange for premiums. We placed $1.7 billion of Total Written Premium in 2025 in both of our offerings and are constantly evaluating opportunities to enhance our capacity.

All Written Premium Mix by Line of Business
2025
18%
13%
29%
40%
Commercial Lines
Other Personal Lines
Personal Auto
Homeowners

Commercial Lines 18%
All Personal Lines 82%

All Insurance Services Premium Mix by Line of Business 2025

20%
14%
30%
36%
Commercial Lines
Other Personal Lines
Personal Auto
Homeowners

Commercial Lines 20%
All Personal Lines 80%

All TWFG MGA Premium Mix by Line of Business
2025

7%
6%
23%
64%
Commercial Lines
Other Personal Lines
Personal Auto
Homeowners

Commercial Lines 7%
All Personal Lines 93%
Our competitive strengths
We have an established track record of generating growth across multiple economic and P&C pricing cycles.
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
Three structural shifts in insurance distribution that have supported our growth are gaining additional momentum: (1) insurance carriers are continuing to pivot their business models away from captive distribution; (2) direct-to-consumer insurance carriers are working with independent agents to access an additional distribution channel; and (3) smaller agencies are facing difficulties in securing appointments with insurance carriers as they look to be more efficient in their distribution. We believe that these persistent structural shifts, coupled with our business model, serve as tailwinds for our business and we believe we are well-positioned to continue to benefit from the accelerating momentum toward the independent agency model.
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
We consider our Agency-in-a-Box offering to be a differentiated value proposition in the market for entrepreneurial agents. In addition to removing much of the administrative burden of operating an independent agency and providing access to additional markets, our solution offers an exceptional revenue sharing model that allows our Branches to staff their businesses adequately, provide excellent Client service and enjoy profitable growth. Our offerings also provide the opportunity to sell all lines of insurance, grow through M&A and formulate succession strategies that we believe could be mutually beneficial for the Branch principal and TWFG.
We believe our differentiated value proposition makes TWFG the partner of choice for independent agents as well as captive agents seeking to become independent. Many of our agents come from a captive agency background and are a large source of our current agent pipeline. Branches have access to administrative support and an expansive inventory of personal and commercial lines products, many of which they may not otherwise be able to write. We couple product access with tools that typically would be cost prohibitive to an independent agent, including an intuitive agency management system, scaled technology infrastructure, an integrated marketing solution and easy-to-use web and mobile application-based Client tools. These capabilities help drive efficiencies and allow Branches to focus their time on expanding their business and providing high-quality Client service.
We are trusted by insurance carriers, offering them efficient, effective and experienced distribution on a national scale.
Our twenty-five year track record, expanding agent footprint, consistent growth and collaborative approach to managing portfolios provides our over 300 insurance carriers access to a profitable, efficient distribution channel.
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
TWFG’s Branch principals average approximately 18 years of insurance industry experience and have deep ties with their respective communities. Agents’ long-standing relationships with our Clients allow them to conduct business with an understanding of local nuances and preferences. We believe these relationships, coupled with access to the wide range of insurance carriers and products offered by TWFG, allow TWFG Agencies to find optimal solutions for our Clients.
We have a proven, experienced management team supported by a strong culture.
Our cohesive management team has extensive industry experience and has successfully grown our company since its formation in 2001. Our founder and Chief Executive Officer, Richard F. (“Gordy”) Bunch III, a former insurance agent and executive, created TWFG with a mantra of “Built by Agents, for Agents.” He identified the frictions inherent to captive distribution and set out to build a platform with tools and support functions that could better serve independent agents seeking to operate their own businesses. This foresight has positioned TWFG to benefit from a decades-long structural shift to independent agents that continues to gain momentum today. Our executive management team has an average of over 25 years of insurance industry experience and is supported by a deep bench of talented managers with extensive skill sets across operations, marketing, finance, distribution, recruiting and technology. We enjoy a close-knit, collaborative culture with a long history of internal career advancement and giving back to our community.
Key elements of our growth strategy
Attracting new agents to our platform: We attract a diverse mix of agents to our platform, particularly those with experience, some of whom are in the prime of their “growth years” and some of whom are interested in succession planning and eventual monetization of the business they have built. We seek experienced agents who add to the growth, expertise and culture of our company. Experienced agents bring an existing Book of Business when joining us or work with us to quickly develop a Book of Business based on their existing centers of influence, which often translates to near-term productivity and accelerated revenue generation. We believe our approach cultivates deeper, longer-term relationships between the agent and our Client, as well as between the agent and TWFG. We also believe the brand awareness with being a public company may provide additional recruiting and M&A opportunities.
TWFG offers a financially attractive and thoughtful pathway for agents who have built stable Books of Business and are contemplating long-term succession planning. To facilitate succession planning, we offer TWFG Agencies that are Branches or MGA Agencies the ability to sell their Books of Business to TWFG, enabling a smooth handover of Client relationships and operational responsibilities. The transitioning Branch principal continues to operate the business while mentoring the next generation to replace them at exit or retirement. This approach ensures the smooth continuity of service for Clients and provides a rewarding exit for the retiring agent. TWFG Agencies that are MGA Agencies and that sell their Books of Business to us can either become part of our Agency-in-a-Box offering or become Corporate Branches. In general, Books of Business purchased in specific locations are placed with an existing Branch in such locations.
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
Partner of choice for M&A targets: In a highly fragmented industry with approximately 39,000 independent agencies and brokerages as of 2025, our objective is to stand out as a preferred partner for agencies seeking accelerated growth and succession planning. We believe that the fragmented industry landscape presents us with the opportunity to continue acquiring high-quality targets. We focus on agencies that enhance our capabilities and that can be integrated in the TWFG ecosystem. Our M&A strategy entails crafting an attractive value proposition for agencies, including a robust operational backbone, a wide array of insurance products and markets, a collaborative culture that values individual legacies and the opportunity for long-term growth. We also prioritize a transparent and equitable transaction process to help ensure a good relationship and alignment from the outset.
Our deal structures offer payment up front, providing agency sellers certainty of payment value, while at the same time limiting our contingent liabilities or future earn-out payments. TWFG is well-positioned with a strong balance sheet and healthy Adjusted Free Cash Flow, offering our M&A targets confidence that they are transitioning to an organization that strives for sustainable growth and opportunity. Our past acquisitions help lead to referrals and testimonials, creating a flywheel effect for new agencies considering joining TWFG, whereby the more transactions we complete, the more we have access to. Our past acquisitions have become a meaningful part of our future organic growth through integration onto our platform. We expect this dynamic to continue, although future results may vary. While we are planning to continue to focus on our Agency-in-a-Box offering, we also expect to grow our Corporate Branches (organically or through third-party acquisitions).
Intellectual property
We rely on a combination of copyright, trademark, trade dress and trade secret laws in the U.S. and other jurisdictions, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property and proprietary rights, including our Books of Business. These laws, procedures and restrictions provide only limited protection.
We have registered “TWFG” and “Our Policy is Caring” as trademarks in the U.S.
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
Regulatory matters
Licensing. Our business activities are subject to licensing requirements and extensive regulation under the laws of the states in which we operate. Regulatory authorities in the states in which our operating subsidiaries conduct business may require individual or company licensing to act as producers, brokers, agents, third-party administrators, managing general agents, reinsurance intermediaries or adjusters. Under the laws of most states in the U.S., regulatory authorities have relatively broad discretion with respect to granting, renewing and revoking producers’, brokers’ and agents’ licenses to transact business in the state. The operating terms may vary according to the licensing requirements of the particular state, which may require that a firm operate in the state through a local corporation.
Fiduciary funds. Insurance authorities in the U.S. have also enacted laws and regulations governing the investment of funds, such as premiums and claims proceeds, held in a fiduciary capacity for others. These laws and regulations generally require the segregation of these fiduciary funds and limit the types of investments that may be made with them.
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
Human capital management
Our culture is the foundation of everything we do. We enjoy a close-knit, collaborative culture with a long history of internal career advancement and giving back to our community. Our key differentiator is not only our talent and expertise, but also the creativity and execution we deliver on behalf of our Clients. Our commitment to attracting and retaining top industry talent to assist our Clients is matched only by our entrepreneurial spirit and passion for excellence.
As of December 31, 2025, we employed approximately 400 people across the U.S. and the Philippines and have 30 offices across the U.S. Some agents are non-employees or contractors of TWFG. We also engage temporary employees and consultants. None of our employees are represented by unions. We offer competitive compensation and benefits programs to attract and retain top talent.
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
•TWFG’s certificate of incorporation was amended and restated to, among other items, authorize the issuance of three classes of common stock: Class A Common Stock, Class B Common Stock and Class C Common Stock. Each share of Class A Common Stock entitles its holder to one vote per share on all matters submitted to a vote of the stockholders, each share of Class B Common Stock entitles its holder to one vote per share on all matters submitted to a vote of the stockholders and each share of Class C Common Stock initially entitles its holder to ten votes per share on all matters submitted to a vote of the stockholders. Each share of non-economic Class C Common Stock is entitled to one vote per share automatically (i) 12 months following the death or disability of Richard F. (“Gordy”) Bunch III or (ii) upon the first trading day on or after such date that the outstanding shares of non-economic Class C Common Stock represent less than 10% of the then-outstanding Class A Common Stock, non-economic Class B Common Stock and non-economic Class C Common Stock, which, in either instance, may be extended to 18 months upon affirmative approval of a majority of the independent directors;
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
As of December 31, 2025 and 2024, TWFG, Inc. owned 26.7% and 26.5%, respectively, of TWFG Holding and the non-controlling interest holders owned the remaining 73.3% and 73.5% of TWFG Holding, respectively.
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
The Company has elected to avail itself of the extended transition period for complying with new or revised accounting standards. Additional information regarding the implications, risks, and related considerations can be found in the “Management’s discussion and analysis of financial condition and results of operations” and “Risk Factors” sections of this Annual Report.
Principal executive offices and internet address
Our principal executive offices are located at 10055 Grogans Mill Rd. Suite 500, The Woodlands, Texas 77380, and our telephone number is (281) 367-3424. Our website address is www.twfg.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”)are made available through our website, free of charge, as soon as reasonably practical after we electronically file or furnish the reports to the Securities and Exchange Commission (“SEC”). Also available on the Company’s website are the Company’s Code of Ethics and Business Conduct (“Code of Conduct”), Whistleblower Policy, as well as the charters of the audit and compensation committees. Information on our website or any other website is not incorporated by reference into this Annual Report and does not constitute a part of this Annual Report. Any amendments to the Code of Conduct, or any waivers of its requirements for which disclosure is required will be disclosed on our website.
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
Factors, such as business revenue, economic conditions, the volatility and strength of the capital markets, inflation and public health emergencies, can affect the business and economic environment. For example, in recent years, the global economic environment was characterized by persistent inflation, rising interest rates, volatility in global financial markets (leading to, among other things, a decline in equity prices), continued supply chain complications, recessionary fears, and geopolitical uncertainty, including ongoing wars and military conflicts and their impacts on global security and markets.
Demand for P&C insurance generally correlates with household income, employment levels, corporate revenue, and asset values, and declines during economic downturns, which can reduce our commissions and fees. Insurance carrier losses from inflation, rising interest rates, or catastrophes may lower our contingent income, which depends on carrier underwriting results and premium volume. Softening of the insurance market, carrier insolvencies, or consolidations could adversely affect our ability to place business and reduce revenues. Additionally, economic deterioration or recessionary pressures may cause Clients to reduce coverage, cancel policies, or experience liquidity issues, impacting receivables, while E&O claims against us may increase. A prolonged decline in economic activity could materially adversely affect our business, financial condition, and results of operations.
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
Major slowdowns in the various housing markets we serve, including as a result of changes in prevailing interest rates or U.S. monetary policies that affect interest rates, could adversely impact our ability to generate new business. For example, this may impact the market for new homes or autos, which could adversely impact our personal lines, Clients or the market for small business start-ups, which could adversely impact our commercial lines Clients. Any changes in U.S. trade policy, including new and existing tariffs as well as other trade measures, could result in reduced economic activity, increased costs in operating our business, reduced demand and/or changes in purchasing behaviors for new homes or autos, material changes in the pricing of new homes or autos, limits on trade with the U.S. or other potentially adverse economic outcomes. Further, such changes in U.S. trade policy could trigger retaliatory actions, including tariffs and other trade measures, by affected countries, resulting in “trade wars,” which could affect the volume of economic activity in the U.S., including demand for our services. We cannot predict the impact of recent developments or future developments, and such existing or future tariffs or other trade measures could have a material adverse effect on our results of operations, financial position and cash flows. Furthermore, during inflationary periods, interest rates have historically increased, which would have a direct effect on the interest expense in case we decide to refinance our existing long-term borrowings, or incur any additional indebtedness.
Volatility or declines in premiums or other adverse trends in the insurance industry may seriously undermine our profitability.
We derive most of our revenue from commissions and fees, which are based on insurance premiums we do not control. Moreover, insurance premiums are cyclical in nature and may vary based on market conditions, making our commission revenues and profitability subject to volatility and prolonged periods of depression. These fluctuations are difficult to predict, which limits our ability to accurately forecast revenues and plan for acquisitions, capital expenditures, dividends, and debt repayments. In addition, there have been and may continue to be industry trends toward alternative insurance markets including, among other considerations, greater levels of self-insurance, captives, rent-a-captives, risk retention groups and non-insurance capital markets-based solutions to traditional insurance, which may further reduce premium volumes. Any sustained decrease in premium rates or shift away from traditional insurance could adversely affect our business, financial condition, and results of operations.
Because the revenue we earn on the sale of certain insurance products is based on premiums and commission rates set by insurance carriers, any decreases in these premiums or commission rates, or actions by insurance carriers, including seeking repayment of commissions, could result in revenue decreases or expenses to us.
Insurance carriers or their affiliates may under certain circumstances seek the chargeback or repayment of commissions if policies lapse, are surrendered, cancelled, rescinded, defaulted, or upon other specified circumstances, which could result in an expense in periods after revenue was recognized. Such an expense could have a material adverse effect on our results of operations and financial condition, particularly if the expense is greater than the amount of related revenue retained by us.
The commission rates, set by insurance carriers are based on the premiums that the insurance carriers charge, which are subject to significant change due to pricing cyclicality in the insurance market, competitive pressures, and carriers’ efforts to reduce costs. In addition, the insurance industry has been characterized by periods of intense price competition due to excessive underwriting capacity and periods of favorable premium levels due to shortages of capacity. Furthermore, carriers may reduce commission rates as they outsource premium production to non-affiliated brokers or agents.
Premium and commission variability is influenced by legislative, economic, and competitive factors beyond our control, including carrier capacity, profitability, consumer demand, and the availability of alternative products such as government programs or self-insurance. We cannot predict the timing or extent of future changes in commission rates or premiums or the effect any of these changes will have on our business, financial condition and results of operations.
We derive a significant portion of our insurance carrier capacity from a limited number of insurance carriers. If one or more of these insurance carriers changes or terminates their arrangement with us, it could result in less favorable arrangements with new insurance carriers and additional expense.
For the years ended December 31, 2025 and 2024, five insurance carriers accounted for 40.1% and 44.2%, respectively, of our Total Written Premium. For the years ended December 31, 2025 and 2024, The Progressive Corporation accounted for 11% and 13% of our total revenues, respectively. Should any of these insurance carriers seek to change or terminate their arrangement with us, we could be forced to move our business to another insurance carrier, which could result in less favorable arrangements and additional expense.
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

If insurance intermediaries or insurance carriers experience liquidity problems, insolvency or other financial difficulties, or do not provide required information or payments to us, we could encounter delays in payments owed to us, the loss of insurance carrier appointments, E&O claims and difficulty collecting receivables owed to us by insurance carriers. These conditions may adversely affect our revenue and make it difficult for us to accurately predict our future results, which could harm our business, financial condition and results of our operations.
Contingent commissions we receive from insurance carriers are less predictable than standard commissions, and any decrease in the amount of contingent commissions we receive could adversely affect our results of operations.
Typically, an average of approximately 4% of our total revenue consists of contingent commissions we receive from insurance carriers. Contingent commissions are paid by certain insurance carriers based upon the profitability, volume or growth of the business placed with those insurance carriers during the prior year. If, due to the current economic environment or for any other reason, including weather-related factors, we are unable to meet applicable profitability, volume or growth thresholds, or if one or more insurance carriers increase their estimate of loss reserves (over which we have no control), contingent commissions we receive could be less than anticipated, which could adversely affect our business, financial condition and results of operations.
Our international operations pose certain risks to our business that may be different from risks associated with our domestic operations.
We have employees and other labor sources and operations in the Philippines, vendors (including technology providers) outside of the U.S., and we may expand our operations to other countries. While these arrangements may lower operating costs, they also expose us to political unrest, trade disruptions, sanctions, as well as import/export controls, data security and privacy risks, currency fluctuations, inflation and labor conditions.
Our oversight aimed at ensuring adherence to applicable quality and compliance standards may be more difficult with offshore employees, labor sources, operations or vendors, which may hinder our operational objectives and may expose us to additional liability. Countries outside of the U.S. may be subject to relatively higher degrees of political, financial and social instability and may lack the infrastructure to withstand political unrest or natural disasters, which could disrupt offshore work or force us to replace vendors or shut down suddenly due to financial or personnel issues. Such disruptions could decrease efficiency, increase our costs, and have an adverse effect on our business and results of operations.
The practice of utilizing labor based in foreign countries has come under increased scrutiny in the U.S.. Governmental authorities could seek to impose financial costs or restrictions on foreign companies providing services to clients or companies in the U.S. Governmental authorities may attempt to prohibit or otherwise discourage us from sourcing services from offshore labor. In addition, insurance carriers may require us to use U.S.-based labor for regulatory or other reasons, which could increase costs.
Compliance with U.S. and foreign laws, including sanctions, anti-corruption, tax, data privacy, labor, and competition regulations, increases our operating costs and exposes us to risks. Despite our compliance policies, violations may occur and, in some cases, complying with one jurisdiction’s laws may conflict with another’s. Any violation could result in significant fines, penalties, operational restrictions, and reputational harm, and investigations and enforcement actions can be costly and divert management’s attention, materially adversely affecting our business.
Furthermore, a weakening U.S. dollar could reduce the cost savings from outsourcing certain services and adversely affect our business, financial condition, and results of operations. In addition, failure to effectively manage international operations and related risks could limit our future growth.
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
In addition, the U.S. Federal Reserve has in the past identified climate change as a potential risk to the economic stability of the financial system. It also reported that a gradual change in investor sentiment regarding climate risk introduces the possibility of abrupt tipping points or significant swings in sentiment, which could create unpredictable follow-on effects in financial markets. If this occurred, not only would we be negatively impacted by the general economic decline but a drop in the stock market affecting our stock price could negatively impact our ability to grow through mergers and acquisitions financed using our Class A Common Stock. While the U.S. Federal Reserve withdrew from the Network of Central Banks and Supervisors for Greening the Financial System on January 17, 2025, signaling a reversal of climate change policies, these risks remain.
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
We are subject to litigation, regulatory investigations and claims arising in the normal course of our business operations. The risks associated with these matters often may be difficult to assess or quantify and the existence and magnitude of potential claims often remain unknown for substantial periods of time. We may face claims that are not covered by insurance, where coverage is disputed, or where liabilities exceed available limits.

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
There have been a number of revisions to existing laws and regulations, or proposals to modify or enact new laws and regulations regarding insurance agents and brokers. These actions have imposed or could impose additional obligations on us with respect to products we sell. Some insurance carriers have agreed with regulatory authorities to end the payment of contingent commissions on insurance products, which could impact our commissions that are based on the volume, consistency and profitability of business generated by us.
We cannot predict the impact that any new laws, rules or regulations may have on our business and financial results, particularly in light of potential changes implemented by the Trump administration. Given the current regulatory environment and the number of Branches operating in local markets throughout the country, it is possible that we will become subject to further governmental inquiries and subpoenas and have lawsuits filed against us. Regulators may raise issues during investigations, examinations or audits that could, if determined adversely, have a material impact on us. We could also be materially adversely affected by any new industry-wide regulations or practices that may result from these proceedings.
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
Our underwriting management and binding authority depend on contracts with insurance carriers that may be terminated with little advance notice or allowed to lapse at expiration, and carriers may seek to modify terms, including our underwriting authority or commission rates, which could reduce revenues. Termination or changes to these programs could adversely affect our business, operating results, and contingent commission opportunities.
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
In addition, any litigation initiated by competitors, even if without merit, could be costly, time-consuming, divert management’s attention, and negatively impact our financial condition and results of operations. Some of our competitors may be able to sustain the costs of litigation more effectively than we can because they have substantially greater resources. In the event any of such competitors initiate litigation against us, such litigation, even if without merit, could be time-consuming and costly to defend and may divert management’s attention and resources away from our business and adversely affect our business, financial condition and results of operations.
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
•Climate change regulation in the U.S., individual states, or around the world moving us toward a low-carbon economy, which could create new competitive pressures around innovative insurance solutions; and
•Increased competition from new market participants such as banks, accounting firms, consulting firms and Internet or other technology firms offering risk management or insurance brokerage services, or new distribution channels for insurance such as payroll firms.

New competition as a result of these or other competitive or industry developments could cause the demand for our products and services to decrease, which could in turn adversely affect our business, financial condition and results of operations.
We may lose Clients or business in our TWFG MGA offering as a result of consolidation within the retail insurance brokerage industry.
We derive a substantial portion of our TWFG MGA business from our relationships with retail insurance brokerage firms. There has been considerable consolidation in the retail insurance brokerage industry, driven primarily by the acquisition of small and mid-size retail insurance brokerage firms by larger brokerage firms, financial institutions or other organizations. We expect this trend to continue. As a result, we may lose all or a substantial portion of the business we obtain from retail insurance brokerage firms that are acquired by other firms who have their own wholesale insurance brokerage operations or established relationships with other wholesale insurance brokerage firms. To date, our business has not been materially affected by consolidation among retail insurance brokers. However, we cannot be assured that we will not be affected by industry consolidation that occurs in the future.
Our failure to raise additional capital or generate cash flows necessary to expand our operations could reduce our ability to compete successfully and harm our competitive position and results of operations.
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
As of December 31, 2025 and December 31, 2024, intangible assets represented 37.2% and 22.6%, respectively, of our total assets. Intangible assets are stated at cost, less accumulated amortization, and are amortized on the straight-line method over their respective estimated useful lives. We also evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable. If we determine that intangible assets are impaired, we would be required to write-down the value of these assets.
We may in the future be required to take additional intangible asset impairment charges. Any such non-cash charges could have a material adverse effect on our financial condition and results of operations.
Regulations affecting insurance carriers with which we place business may adversely affect how we conduct our operations.
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
A significant portion of our business is concentrated in Texas, California and Louisiana, representing 54.1%, 15.2% and 12.4%, respectively, of our Total Written Premiums in 2025. The insurance business is primarily a state-

regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry. As such, we face greater exposure to unfavorable changes in regulatory conditions in those states than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could adversely affect our financial condition, results of operations and cash flows. We are susceptible to losses and interruptions caused by hurricanes (particularly in Texas, where our headquarters and several Branches are located), earthquakes, power shortages, telecommunications failures, water shortages, floods, fire, extreme weather conditions, geopolitical events such as terrorist acts and other natural or man-made disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.
Non-compliance with or changes in laws, regulations or licensing requirements applicable to us could restrict our ability to conduct our business.
The industry in which we operate is subject to extensive regulation. We are subject to regulation and supervision both federally and in each applicable local jurisdiction. Our ability to conduct business in these jurisdictions depends on our compliance with the rules and regulations promulgated by federal regulatory bodies and other regulatory authorities. Failure to comply with regulatory requirements, or changes in regulatory requirements or interpretations, could result in actions by regulators, potentially leading to fines and penalties, adverse publicity and damage to our reputation in the marketplace and, in extreme cases, revocation of our or our subsidiary’s authority to do business in one or more jurisdictions. In addition, we could face lawsuits by Clients, insurance carriers and other parties for alleged violations of certain of these laws and regulations.
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
State insurance laws grant supervisory agencies, including state insurance departments, broad administrative authority to regulate many aspects of the insurance business. This legal and regulatory oversight could reduce our profitability or limit our growth by increasing the costs of legal and regulatory compliance, and by limiting or restricting the products or services we sell, the markets we serve or enter, the methods by which we sell our products and services, and the form of compensation we can accept from our Clients, insurance carriers and third parties.
U.S. privacy laws are rapidly evolving. The California Consumer Privacy Act (“CCPA”), effective January 2020, introduced new consumer rights and transparency requirements, and was later expanded by the California Privacy Rights Act (“CPRA”), effective January 2023, which added stricter obligations, new consumer rights, and created a dedicated enforcement agency. The CPRA also created the California Privacy Protection Agency, a California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. New or amended regulations under the CPRA may impose more specific requirements under the law. Multiple other states have enacted or proposed similar laws, creating a need for multi-state compliance. At the federal level, we are subject to the Gramm-Leach-Bliley Act (“GLBA”), which mandates privacy disclosures, opt-out rights, and robust information security programs, as well as Federal Trade Commission (“FTC”) regulations on data privacy and cybersecurity. Congress continues to consider comprehensive federal privacy legislation. Additionally, states and foreign jurisdictions are adopting cybersecurity regulations, such as New York’s 2023 amendment to the Department of Financial Services (NYDFS) Cybersecurity Regulation, which included rules imposing detailed security measures on covered entities. In addition, a number of states have also adopted laws covering data collected by insurance licensees that include security and breach notification requirements. These evolving and sometimes inconsistent requirements increase compliance costs, may divert resources, and could limit how we deliver data-driven services, potentially impacting our operations.
Evolving compliance and operational requirements impose significant costs that are likely to increase over time, may divert resources from other initiatives and projects and could restrict the way services involving data are offered, all of which may adversely affect our results of operations. As such, our expansion increases our legal and regulatory complexity.

Our online privacy policy and website include statements regarding our data privacy and security practices. Any actual or perceived failure by us or our third-party vendors to comply with these policies, FTC requirements, or applicable privacy laws could result in regulatory actions, fines, lawsuits, reputational harm, and customer loss. Authorities continue to scrutinize web tracking technologies such as cookies, increasing compliance risks. Failure to address privacy or security concerns or comply with applicable laws could lead to additional costs, liabilities, and adverse effects on our business.
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
We are subject to taxation at the federal, state and local levels in the U.S. and the Philippines. Our future effective tax rate and cash flows could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in statutory rates and other legislative changes, changes in the valuation of our deferred tax assets and liabilities, changes in determinations regarding the jurisdictions in which we are subject to tax, and our ability to repatriate earnings from foreign jurisdictions. From time to time, U.S. federal, state and local and foreign governments make substantive changes to tax rules and their application, which could result in materially higher corporate taxes than would be incurred under existing tax law and could adversely affect our financial condition or results of operations. We are subject to ongoing and periodic tax audits and disputes in U.S. federal and various state, local and foreign jurisdictions. An unfavorable outcome from any tax audit could result in higher tax costs, penalties and interest, thereby adversely affecting our financial condition or results of operations. In addition, changes in tax laws in the U.S. could materially affect the amount of payments that we are obligated to make under the tax receivable agreement we entered into with the Pre-IPO LLC Members in connection with the IPO (the “Tax Receivable Agreement”).
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
Legislation concerning tort reform has been considered, from time to time, in the U.S. Congress and in several state legislatures. Among the provisions considered in such legislation have been limitations on damage awards, including punitive damages, and various restrictions applicable to class action lawsuits. Enactment of these or similar provisions by Congress, or by states in which we sell insurance, could reduce the demand for casualty insurance policies or lead to a decrease in policy limits of such policies sold, thereby reducing our commission revenues.
Our handling of Client funds and surplus lines taxes exposes us to complex fiduciary regulations.
We collect and hold Client premiums, surplus lines taxes, and, in certain cases, remit claims or refunds on behalf of insurance carriers. These activities subject us to complex fiduciary and regulatory requirements governing the custody and investment of such funds and are subject to licensing and oversight of insurance intermediaries and the handling of trust funds. Any loss, theft, fraud, processing error, or unauthorized transaction could result in financial loss, legal claims, regulatory penalties, and reputational harm. Additionally, we may invest these funds in bank accounts at a limited number of depository institutions in amounts that are significantly in excess of the limits insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”). If a bank becomes insolvent or illiquid or is taken over by the FDIC, we may lose access to Client funds, adversely affecting our financial condition and exposing us to further regulatory risk.
Our results may be adversely affected by changes in the mode of compensation in the insurance industry.
In the past, state regulators have scrutinized the compensation practices of insurance brokers. Given that the insurance brokerage industry has faced scrutiny from regulators in the past over its compensation practices, and the transparency and discourse to Clients regarding brokers’ compensation, it is possible that regulators may choose to revisit the same or other practices in the future. If they do so, compliance with new regulations along with any sanctions that might be imposed for past practices deemed improper could have an adverse impact on our future results of operations and inflict significant reputational harm on our business.
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
Additionally, we may be exposed to competitive risks related to the adoption and application of new technologies by established market participants (for example, through disintermediation) or new entrants such as technology companies, insurtech start-up companies and others.
If we cannot offer new technologies as quickly as our competitors, if our competitors develop more cost-effective technologies, or if our ideas are not accepted in the marketplace, it could have a material adverse effect on our ability to obtain and complete Client engagements.
We are continually developing and investing in innovative service offerings that we believe will address needs that we identify in the markets. Nevertheless, for those efforts to produce meaningful value, we are reliant on a number of other factors, some of which are outside of our control. The development and implementation of these offerings also may divert the attention of our management team, which may materially and adversely affect our business and operating results.
We may not be able to keep pace with new or emerging technological developments in our industry, including deployment and use of AI, and our use of AI or such other technologies may subject us to a number of risk and uncertainties.
Our industry is characterized by introduction of new products and services using new or emerging technologies. As others use or develop such technologies, we may be placed at a competitive disadvantage or may be forced by competitive pressures to implement such technologies at substantial costs. In addition, our competitors may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and that may in the future allow them to implement Artificial Intelligence (“AI”) or other new or emerging technologies prior to us. We may not be able to respond to these competitive pressures or implement such technologies on a timely basis or at an acceptable cost. If one or more of the technologies we use now or in the future were to become obsolete, our business, financial condition or results of operations could be adversely affected.
AI presents risks and challenges that could impact our business, including potential breaches of privacy or security incidents related to the use of AI. We are in the early stages of integrating AI tools into our systems, and we expect our third-party service providers as well as our competitors will also develop or use such tools. Over time, AI may become more important to our operations and future growth.

We cannot provide assurance that we will realize any desired or anticipated benefits from AI, and we may face challenges in properly implementing this technology. We may face potentially significant costs associated with acquiring, deploying, maintaining and updating AI technologies. Additionally, we or our AI service providers may fail to meet existing or rapidly evolving regulatory or industry standards related to privacy and data protection, intellectual property, transparency and compliance, among others, which could inhibit our or our service providers’ ability to maintain an adequate level of functionality or service.
AI tools used by us or by our service providers could produce inaccurate or unexpected results or behaviors that could harm our business, customers or reputation. While AI systems may enhance productivity, they could also lead to the displacement of certain jobs or roles, which if true, could create social and organizational challenges. Our competitors or other third parties may incorporate AI in their business operations more quickly, at a lower cost or more successfully than we do, which may negatively impact our ability to compete effectively.
Additionally, the complex and rapidly evolving landscape around AI may expose us to claims, inquiries, demands and proceedings by private parties and global regulatory authorities and subject us to legal liability as well as reputational harm. New laws and regulations are being adopted in various jurisdictions globally, and existing laws and regulations may be interpreted in ways that would affect our business operations and the way in which we use AI. Any of these outcomes could impair our ability to compete effectively, damage our reputation, result in the loss of our or our Clients’ information and materially adversely affect our financial position, operating results or cash flows.
Technological advancements, including artificial intelligence and digital distribution platforms, may change the way insurance products are marketed, sold, and serviced, which could adversely affect our business if we are unable to adapt effectively.
The insurance distribution industry is undergoing rapid technological change, driven by increased use of artificial intelligence, automation, and digital platforms by insurance carriers, technology providers, and competitors. These technologies may alter how insurance products are marketed, quoted, bound, and serviced, and may reduce or replace certain manual processes traditionally performed by insurance agencies or brokers. In addition, insurance carriers and new market entrants may expand direct‑to‑consumer distribution models or develop technology‑driven platforms that reduce reliance on intermediaries.
Although we believe that our technology investments, platform capabilities, and agent network position us well to adapt to these developments, there can be no assurance that technological advancements will not shift customer preferences, reduce demand for traditional agency distribution models, intensify competition, or place pressure on commission rates or operating margins. Maintaining competitiveness may require continued investment in technology and systems modernization, and if we fail to adopt these tools effectively or if competitors do so more successfully our market position could suffer. If we are unable to continue investing in and effectively deploying technology—including artificial intelligence‑driven tools designed to enhance the efficiency and value of our distribution platform—our business, financial condition, and results of operations could be adversely affected.
Additionally, public speculation regarding AI related disruption in the insurance distribution industry may contribute to volatility in our stock price. Press reports, analyst commentary, or broader market sentiment, regardless of our underlying performance, could cause significant fluctuations in the trading price of our stock. If these risks materialize, our business, financial condition, operating results, and stock price could be materially adversely affected.
We rely on the availability and performance of information technology services provided by third parties.
While we maintain some of our critical information technology systems, we are also dependent on third-party service providers to provide important information technology services relating to, among other things, agency management services, sales and service support, electronic communications and certain finance functions. If the service providers to which we outsource these functions do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs to correct errors made by such service providers. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through a security breach, the loss of confidential proprietary or personal information (including sensitive personal information) through a security breach, or otherwise. While we are not aware of any material disruption, failure or breach impacting our or our third-party service providers’ information technology systems, any such disruption, failure or breach could adversely affect our business, financial condition and results of operations.

We rely on data from our Clients, third parties and insurance carriers for pricing and underwriting our insurance policies, and the unavailability or inaccuracy of which could limit the functionality of our products and disrupt our business.
We rely on data from Clients, insurance carriers, and third parties for pricing and underwriting. Inaccurate or unavailable data could impair product functionality and disrupt our business. We also license technology, intellectual property, and proprietary information from third parties. Errors in, or loss of access to, these resources, or inability to renew licenses on reasonable terms, could require costly replacements, delay product delivery, limit features, and place us at a competitive disadvantage. Any of these results could harm our business, results of operations and financial condition.
We have debt outstanding, and the ability to borrow significantly greater amounts under our Revolving Credit Agreement (as defined below), which could adversely affect our financial flexibility, and our Credit Agreements (as defined below) subject us to restrictions and limitations that could significantly impact our ability to operate our business.
As of the date of this Annual Report, we had approximately $4.0 million in total debt outstanding under our Term Loan Credit Agreement secured by substantially all of our assets. For the years ended December 31, 2025 and December 31, 2024, we incurred debt servicing costs of $0.3 million and $2.2 million, respectively. We may borrow up to $50.0 million under our Revolving Credit Agreement. The level of debt outstanding during any period could adversely affect our financial flexibility, and we bear risk at maturity. Our ability to make payments, refinance obligations and to fund capital expenditures depends on cash generations from operations, which is, to a certain extent, subject to factors beyond our control. The need to service debt also reduces our ability to use cash for other purposes. Any failure to service debt could reduce our credit worthiness and limit future borrowing. If we cannot service our debt, we may need to sell assets, seek equity, or delay strategic initiatives, which could impede our business strategy. Additionally, we may not be able to effect such actions on favorable terms, or at all. Without sufficient cash flow, we could face substantial liquidity problems and may be required to sell material assets or operations. If we cannot meet our debt service obligations, lenders may accelerate debt and foreclose on assets, and we may not have sufficient assets to repay all indebtedness.
Each of our Credit Agreements requires the Company to maintain a consolidated leverage ratio of no greater than 2.00 to 1.00 (or, after the occurrence of certain acquisitions, 2.50 to 1.00). The Credit Agreements also contain covenants that, among other provisions and subject to certain exceptions, restrict our ability to pay dividends or other distributions, incur additional debt, engage in asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in transactions with affiliates, change our business or make investments. As of December 31, 2025 and December 31, 2024, the Company was in compliance with these covenants. The restrictions may limit our ability to act in the best interest of our business and our stockholders. We may also incur future debt obligations that may subject us to additional or more restrictive covenants. We cannot make any assurances that we will be able to refinance our debt or obtain additional financing on terms acceptable to us, or at all. A failure to comply with the restrictions under the Credit Agreements could result in a default, acceleration of obligations, and a material adverse effect on our business, financial condition, and results of operations.
Changes to TWFG Holding’s ownership, that of the guarantors under the Credit Agreements or our ownership could trigger a change of control default under our Credit Agreements.
A change of control default under our Credit Agreements will be triggered if: (i) any person or group (other than the Continuing Pre-IPO LLC Members or Richard F. (“Gordy”) Bunch III and his affiliates) acquires beneficial ownership (within the meaning of Rule 13d-3 and 13d-5 under the Exchange Act) of more than 35% of the total voting power represented by our outstanding voting stock, (ii) we cease to be the managing member of TWFG Holding , (iii) any person (other than us, the Continuing Pre-IPO LLC Members or Richard F. (“Gordy”) Bunch III and his affiliates) owns more than 35% of the membership interests of TWFG Holding or (iv) TWFG Holding shall cease to own, free and clear of all liens or other encumbrances (other than certain Permitted Liens as defined in our Credit Agreements), 100% of the outstanding voting equity interests of each guarantor (other than us) on a fully diluted basis, except as a result of a merger, consolidation or disposition permitted under the Credit Agreement. Such a default could result in the acceleration of repayment of our and our subsidiaries’ indebtedness, including borrowings under our Term Loan Credit Agreement (as defined below) and any amounts then outstanding under the Revolving Credit Agreement if not waived by the lenders under our Credit Agreements, which may negatively affect our financial condition and operating results. In addition, we may not have sufficient funds to finance repayment of any such indebtedness upon any such change of control.

We may require additional debt financing in the future, which may not be available or may be available only on unfavorable terms.
We may need to raise additional funds through debt financings or access funds through existing or new credit facilities. Any debt financing or refinancing, if available at all, may be on terms that are not favorable to us. Our access to funds under our Credit Agreements are dependent on the ability of the banks that are parties to our Credit Agreements to meet their funding commitments. If we cannot obtain adequate capital or sources of credit on favorable terms, or at all, our business, results of operations, and financial condition could be adversely affected.
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
Operating funds available for corporate use were $155.9 million and $195.8 million at December 31, 2025 and December 31, 2024, respectively, and are reported in cash and cash equivalents. Restricted cash held on behalf of Clients and insurance carriers was $12.0 million and $9.6 million at December 31, 2025 and December 31, 2024, respectively, are reported as restricted cash on the Consolidated Balance Sheet. We may experience reduced investment earnings on our cash and short-term investments of restricted and operating funds if the yields on investments deemed to be low risk remain at or near their current low levels or fall below their current levels, or if negative yields on deposits or investments are experienced. On the other hand, higher interest rates could result in a higher discount rate used by investors to value our future cash flows thereby resulting in a lower valuation of the Company. In addition, during times of stress in the banking industry, counterparty risk can quickly escalate, potentially resulting in substantial losses for us as a result of our cash or other investments with such counterparties, as well as substantial losses for our Clients and the insurance carriers with which we work.
Our premium finance referral business is exposed to some of the economic risks of premium finance companies, including a higher risk of delinquency or collection, and could expose us to losses.
We assist in the placement of premium finance solutions through IPFS Corporation (“IPFS”), an entity licensed to refer premium financing arrangements, for the payment of premiums due on insurance coverage. We commit a limited amount of capital to fund premium financing arrangements. The capital we commit exposes us to a combination of credit, interest rate, collateral, regulatory, operational and market risk, all of which may affect repayment and capital recovery. While we are licensed to originate loans, we primarily distribute on behalf of third-party capital providers. As a participant in the placement of premium financing, IPFS is dependent upon the success of the companies to which we make referrals. Insurance premium finance arrangements involve a different, and possibly higher, risk of delinquency or collection than our other operations because these loans are originated, and many times funded, through relationships with unaffiliated insurance retail brokers and agents. If our referrals default on premium finance arrangements at a rate which is found to be unacceptable, premium finance companies may in the future refuse to accept referrals from us.
If any of our MGA programs are terminated or changed, our business and operating results could be harmed.
In our underwriting management specialty, we act as an MGA for insurance carriers that have given us authority to underwrite and bind coverage on their behalf. Our MGAs generated 20% and 17% of our consolidated total revenue for 2025 and 2024, respectively. Our MGA programs are governed by contracts between us and the participating insurance carriers. These contracts establish, among other matters, the underwriting and pricing guidelines for the program, the scope of our authority and our commission rates for policies that we underwrite under the program. These contracts typically can be terminated by the insurance carrier with very little advance notice. Moreover, upon expiration of the contract term, insurance carriers may request changes in the terms of the program, including the amount of commissions we receive, which could reduce our revenues from the program. The termination of any of our MGA programs, or a change in the terms of any of these programs, could harm our business and operating results. We cannot be assured that lost insurance capacity can be replaced or that other MGA programs will not be terminated or modified in the future. Moreover, there can be no assurance that we will be able to replace any of our MGA programs that are terminated with a similar program with other insurance carriers.
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
Our business depends on our ability to obtain payment from insurance carriers of the amounts due to us for the work we perform. As of December 31, 2025 and December 31, 2024, our receivables for our commissions and fees were approximately $37.3 million and $27.1 million, respectively, or approximately 15.0% and 13.3%, respectively, of our total annual revenues in 2025 and 2024.
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
From time to time, either through acquisitions or internal development, we may enter new lines of business or offer new products and services within existing lines of business. These new lines of business or new products and services may present additional risks, particularly in circumstances where the markets are not fully developed. These risks include significant time and resource investment, potential failure of initiatives, lack of market acceptance, difficulty retaining clients, and exposure to additional liabilities. In addition, many of the businesses that we acquire and develop will likely have significantly smaller scales of operations prior to the implementation of our growth strategy. If we are not able to manage the growing complexity of these businesses, including improving, refining or revising our systems and operational practices, and enlarging the scale and scope of the businesses, our business may be adversely affected. Additional risks include gaining expertise in new businesses, integrating acquisitions into our operations and culture, hiring talent, and building relationships with key market participants. Failure to manage these risks in the acquisition or development of new businesses could materially and adversely affect our business, financial condition and results of operations.
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
We could also be adversely affected if we fail to attract and retain talent and foster a collaborative workplace throughout our organization. In addition, our industry has experienced competition for leading brokers and in the past we have lost key brokers and groups of brokers, along with their clients, business relationships and intellectual property directly to our competition. In 2024, the FTC adopted a rule to, among other things, prohibit and make unenforceable any post-employment non-compete arrangement that restricts an employee or individual independent contractor. Shortly after enactment, the rule was subject to various legal challenges and the rule was set aside by the U.S. District Court for the Northern District of Texas. While the rule has been vacated and is not currently in effect, the legal and regulatory landscape governing non-compete agreements continues to evolve - including through existing state-level restrictions in jurisdictions such as California, Minnesota, North Dakota and Oklahoma where such agreements are already significantly limited or unenforceable - and future legislative, regulatory or judicial developments could further restrict our ability to enforce such agreements. It is possible that additional similar legislation may be introduced in the future.
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
We depend on third-party service providers for critical functions, including technology, information security, data processing, fund transfers, and administrative support. Because we do not control these providers, their failures, delays, or noncompliance with contractual or regulatory obligations could disrupt our operations, cause reputational harm, and result in financial loss. Transitioning functions to third parties may also create service disruptions. These providers face their own operational and cybersecurity risks, and any significant failure, misuse of confidential information, or cessation of services could impair our ability to deliver products and services and expose us to liability. Negative publicity or failure to communicate strategic changes could erode confidence among stakeholders and materially adversely affect our business, financial condition, and results of operations.
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
Increasing scrutiny and changing expectations from investors, Clients and our employees with respect to our corporate responsibility and stakeholder interest practices may impose additional costs on us or expose us to new or additional risks.

There is increased and sometimes conflicting focus, including from governmental organizations, investors, employees and clients, on corporate responsibility and stakeholder interest issues such as environmental stewardship, climate change, workplace inclusion, pay equity, racial justice, workplace conduct and cybersecurity and data privacy. There can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s expectations as to our proper role. Negative public perception, adverse publicity or negative comments in social media, including as a result of actions taken by companies we acquire before acquisition, could damage our reputation, or harm our relationships with regulators and the communities in which we operate, if we do not, or are not perceived to, adequately address these issues. Any harm to our reputation could impact employees’ engagement and retention and the willingness of clients and carriers to do business with us. In addition, there exists certain negative sentiment from some individuals and government institutions related to corporate responsibility and stakeholder interests, and we may also face scrutiny, reputational risk, lawsuits or market access restrictions from these parties regarding these initiatives.
In addition, a variety of organizations, including proxy advisory firms, have developed ratings to measure the performance of companies on topics of corporate responsibility or stakeholder interests. Such ratings and proxy advisory services are used by some investors to inform their investment and voting decisions. Several states either proposed or passed new laws, requiring additional disclosure from proxy advisory firms concerning factors influencing their proxy advisory services, especially when those factors extend beyond traditional financial or pecuniary analyses (such as corporate responsibility and related matters). These new or proposed laws face legal challenges, including Texas SB 2337 providing public companies headquartered or domiciled (or considering redomiciling) in Texas with such additional protections, but enforcement of which by the Texas Attorney General has been enjoined by the U.S. District Court for the Western District of Texas pending trial. Unfavorable ratings of our company or our industry, as well as omission of inclusion of our stock into investment funds oriented towards various corporate responsibility and stakeholder interests may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price.
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
We rely in part on our Branches and the way they operate their locations to develop and promote our business. Although we have developed criteria to evaluate and screen prospective independent branches, we cannot be certain that our Branches will have the business acumen or financial resources necessary to operate successful Branches in their Branch areas. The failure of our Branches to operate their Branches successfully could have a material adverse effect on us, our reputation, our brand and our ability to attract prospective Branches and could materially adversely affect our business, financial condition or results of operations.
Our Branches and agents could take actions that could harm our business.
Our Branches are independent businesses and the agents who work within these brokerages are independent contractors and, as such, are not our employees, and we do not exercise control over their day-to-day operations. If Branches were to provide diminished quality of service to Clients, engage in fraud, defalcation, misconduct or negligence or otherwise violate the law or fail to comply with industry standards, our image and reputation may suffer materially, and we may become subject to liability claims or regulatory claims based upon such actions of our Branches and agents.
Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Incidents outside our control, including actions or omissions by Branches or their agents, legal proceedings, regulatory noncompliance, unethical conduct, or illegal activity, could harm our brand. Our brand value could diminish significantly if any such incidents or other matters erode consumer confidence in us, which may result in a decrease in our total agent count and, ultimately, lower continuing commissions, which in turn would materially and adversely affect our business, financial condition and results of operations.
We are subject to a variety of additional risks associated with Branches.
Our Branch system subjects us to a number of risks, any one of which may harm the reputation associated with our brand and may materially and adversely impact our business and results of operations.
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
We cannot predict with certainty the costs of defense, the costs of prosecution, insurance coverage or the ultimate outcome of litigation and other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation and other proceedings may harm our business and financial condition. Litigation may involve Branch-related contract disputes, wrongful termination claims, intellectual property issues, and other commercial or Branch arrangement matters.
In addition, litigation against a Branch or its agents by third parties, whether in the ordinary course of business or otherwise, may also include claims against us for liability by virtue of the Branch relationship. As our market share increases, competitors may pursue litigation to require us to change our business practices or offerings and limit our ability to compete effectively. Even claims without merit can be time-consuming and costly to defend and may divert management’s attention and resources away from our business and adversely affect our business, financial condition and results of operations. Branches may fail to obtain insurance naming TWFG as an additional insured on such claims. In addition to increasing Branches’ costs and limiting the funds available to pay us contractual fees and reducing the execution of new Branch agreements, claims against us (including vicarious liability claims) divert our management resources and could cause adverse publicity, which may materially and adversely affect us and our brand. A substantial unsatisfied judgment against us or one of our subsidiaries could result in bankruptcy, which would materially and adversely affect our business, financial condition and results of operations.
We may not be able to manage growth successfully.
In order to successfully expand our business, we must effectively recruit, develop and motivate new Branches, and we must maintain the beneficial aspects of our corporate culture. We may not be able to hire new employees with the expertise necessary to manage our growth quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully develop our Branches, our Branches’ and employees’ morale, productivity and retention could suffer, and our brand and results of operations could be harmed. Effectively managing our potential growth could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully manage these processes, our brand and results of operations could be adversely affected.
Risks relating to intellectual property and cybersecurity
Our business is dependent upon information processing systems. Security or data breaches, cyberattacks or other similar incidents with respect to our or our vendors’ information processing systems may hurt our business, damage our reputation and negatively impact Client retention and insurance carrier relationships.
Our ability to deliver services and maintain accurate client account reporting depends on reliable data processing systems and the capacity to store, retrieve, and manage significant databases. We must continue investing in new and enhanced information systems and integrating upgrades from third-party providers, which may present operational challenges and cybersecurity risks, including those associated with artificial intelligence. Interruptions in our information processing capabilities or failures to integrate new technologies could materially and adversely affect our business, financial condition, and results of operations.
In providing services, we electronically store and transmit sensitive personal information of Clients and their employees, including social security numbers and financial data. Despite implementing policies, procedures, and technological safeguards, we cannot eliminate the risk of unauthorized access, disclosure, or misuse of this information. Breaches in data security could result in operational disruptions, reputational harm, regulatory exposure, and significant remediation costs. Emerging technologies such as generative AI may increase these risks by enabling more advanced social engineering, phishing and AI-powered hacking attacks, identity fraud, misappropriation of funds and other malicious activities, which could require us to deploy additional resources and protective measures, or cause financial harm or loss of customer data or trust.
We also rely heavily on third-party service providers for critical business processes and cybersecurity protections. Service disruptions or termination of these arrangements without immediate alternatives could lead to prolonged operational interruptions and Client dissatisfaction. If such events occur, or if our systems or those of our vendors are infiltrated or damaged, Clients could experience data loss, financial harm, and business interruption, which could materially and adversely affect our business, financial condition, and results of operations.
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
Our information technology systems, whether managed internally or by third-party providers, are subject to risks of damage, disruption, or unauthorized access from cyberattacks, ransomware, malware, phishing, AI-driven schemes, insider threats, nation-state actors, natural disasters, hardware or software failures and other events. Attack methods are increasingly sophisticated and evolve rapidly, which may limit our ability to anticipate or prevent them. In August 2023, we experienced a cyber incident involving unauthorized access to our servers through a third-party provider. In response to this event, we promptly secured compromised servers, reassessed vendor relationships, and determined the event was not material; however, similar incidents could occur in the future and result in regulatory investigations, fines, litigation, reputational harm, and increased costs.
Future breaches involving our systems or those of Clients, vendors, or acquired businesses could lead to loss or misuse of confidential or personal data, theft of funds operational disruption, and diversion of management resources. Integration of acquired systems and adoption of AI tools may introduce additional vulnerabilities. Although we implement security measures and invest in cybersecurity and information technology infrastructure to maintain compliance and service reliability, no system is fully secure. Significant disruptions or breaches could adversely affect our operations, financial condition, reputation, and require substantial remediation costs and result in loss of clients. See also “—Improper disclosure of confidential, personal or proprietary data, whether due to human error, misuse of information by employees or vendors, or as a result of security breaches, cyberattacks or other similar incidents with respect to our or our vendors’ systems, could result in regulatory scrutiny, legal liability or reputational harm, and could have an adverse effect on our business or operations.”
Infringement, misappropriation, dilution or other violations of our intellectual property by third parties could harm our business.
We believe our TWFG Insurance trademarks and trade secrets have significant value and that these and other intellectual property are valuable assets that are critical to our success. Unauthorized uses or other infringement, misappropriation or violation of our trademarks, service marks or other intellectual property could diminish the value of our brand and may adversely affect our business. Effective intellectual property protection may not be available in every market in which we operate. Additionally, we cannot guarantee that future trademark registrations for pending or future applications will issue, or that any registered trademarks will be enforceable or provide adequate protection of our intellectual property and other proprietary rights. The U.S. Patent and Trademark Office and various foreign trademark offices also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the trademark registration process and after a registration has issued. There are situations in which non-compliance can result in abandonment or cancellation of a trademark filing, resulting in partial or complete loss of trademark rights in the relevant jurisdiction. If this occurs, our competitors might be able to enter the market under identical or similar brands. Regulations and best practices with respect to new technology developments, including AI, are in the process of being developed globally. These developments may affect aspects of our business that leverage these tools, and give rise to risks related to intellectual property infringement claims or harm our reputation or brand image. Failure to adequately protect our intellectual property rights could damage our brand and impair our ability to compete effectively.
Even where we have effectively secured statutory protection for our trademarks, trade secrets and other intellectual property, our competitors and other third parties may infringe on, misappropriate or otherwise violate our intellectual property, and in the course of litigation, such competitors and other third parties may attempt to challenge the breadth of our rights or ability to prevent others from misappropriating our intellectual property. If such challenges were to be successful, our diminished ability to prevent others from misappropriating our intellectual property may ultimately result in a reduced distinctiveness of our brand in the minds of consumers. Defending or enforcing our trademark and trade secret rights, branding practices and other intellectual property could result in the expenditure of significant resources and divert the attention of management, which may materially and adversely affect our business and operating results, even if such defense or enforcement is ultimately successful.
Failure to obtain, maintain, protect, defend or enforce our intellectual property rights, or allegations that we have infringed on, misappropriated or otherwise violated the intellectual property rights of others, could harm our reputation, ability to compete effectively, financial condition and business.
Our success and ability to compete depends in part on our ability to obtain, maintain, protect, defend and enforce our intellectual property. To protect our intellectual property rights, we rely on a combination of trademark laws, copyright laws, trade secret protection, confidentiality agreements and other contractual arrangements with our affiliates, employees, Clients, vendors and others. However, the protective steps that we undertake may be inadequate to deter infringement, misappropriation or other violations of our proprietary information or infringement of our intellectual property. In addition, we may be unable to detect the unauthorized use of our intellectual property rights. Failure to protect our intellectual property adequately could harm our reputation and affect our ability to compete effectively. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our related intellectual property at risk of not issuing or being cancelled. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Any of the foregoing could adversely affect our business, financial condition and results of operations.
Meanwhile, third parties may assert intellectual property-related claims against us, including claims of infringement, misappropriation or other violation of their intellectual property, which may be costly to defend, could require the payment of damages, legal fees, settlement payments, royalty payments and other costs or damages, including treble damages if we are found to have willfully infringed certain types of intellectual property, and could limit our ability to use or offer certain technologies, products or other intellectual property. Successful challenges against us could require us to modify or discontinue our use of technology or business processes where such use is found to infringe on, misappropriate or otherwise violate the rights of others, or require us to purchase licenses from third parties, which may not be available on commercially reasonable terms, or at all. Additionally, licenses may be costly and non-exclusive.
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
Cybersecurity breaches could compromise our systems or those of our vendors, disrupt services, expose confidential or proprietary data including Client, employee, or Company information, and damage our reputation or competitive position, potentially causing significant business harm.
The rapid evolution of emerging technologies such as AI, and any integration of AI in our or any third-party’s operations, poses new or unknown cybersecurity risks and challenges. Our business may be harmed if the AI we use is or is alleged to be deficient, inaccurate, inappropriate, or biased, or if the AI results in the infringement of the intellectual property of third parties. The use of AI applications may result in data leakage or unauthorized exposure of data, including confidential business information, personal information, or other sensitive information, which could result in legal liability or affect our reputation and business.
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
We maintain policies, procedures and technical safeguards designed to protect the security and privacy of confidential, personal and proprietary information. Nonetheless, we cannot eliminate the risk of human error or guarantee our safeguards against employee, vendor or third-party malfeasance. It is possible that the policies, procedures and technical safeguards we maintain, may not prevent improper access to, disclosure of, or misuse of confidential, personal or proprietary information. Moreover, while we generally perform cybersecurity due diligence on our key vendors, because we do not control our vendors and our ability to monitor their cybersecurity is limited, we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them. Due to applicable laws regulations, rules, industry standards or contractual obligations, we may be held responsible for security breaches, cyberattacks or other similar incidents attributed to our vendors as they relate to the information we share with them. This could cause harm to our reputation, create legal exposure, or subject us to liability under laws that protect personal information, resulting in increased costs or loss of revenue.
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
Risks relating to our organizational structure
We are a holding company and our principal asset is our 26.7% ownership interest in TWFG Holding, and we are accordingly dependent upon distributions from TWFG Holding to pay dividends, if any, pay taxes, make payments under the Tax Receivable Agreement, and pay other expenses.
We are a holding company and our principal asset is our direct ownership of 26.7% of the outstanding LLC Units. We have no independent means of generating revenue. TWFG Holding is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, the taxable income of TWFG Holding is allocated to the other holders of LLC Units and us. Accordingly, we incur income taxes on our allocable share of any net taxable income of TWFG Holding. We also incur expenses related to our operations, and will have obligations to make payments under the Tax Receivable Agreement. TWFG Holding makes distributions to us and the other holders of LLC Units in amounts sufficient to (i) cover taxes payable by us and the other holders of LLC Units allocable to the taxable income of TWFG Holding, (ii) allow us to make any payments required under the Tax Receivable Agreement we entered into as part of the Reorganization Transactions, (iii) fund dividends to our stockholders in accordance with our dividend policy, to the extent that our board of directors declares such dividends and (iv) pay any of our expenses that are not otherwise reimbursed by TWFG Holding.
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
Under the LLC Agreement of TWFG Holding, TWFG Holding is required from time to time to make pro rata distributions in cash to us and the other holders of LLC Units, in amounts that are intended to cover the taxes, at certain assumed tax rates, on our and the other LLC Unit holders’ respective allocable shares of any net taxable income of TWFG Holding. As a result of (i) potential differences in the amount of net taxable income allocable to us and the other holders of LLC Units, (ii) the lower tax rate applicable to corporations than individuals and (iii) the use of an assumed tax rate (based on the higher of the tax rate applicable to individuals or corporations resident in the State of Texas) in calculating TWFG Holding’s distribution obligations, we may receive tax distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, dividends, repurchases of our Class A Common Stock, the payment of obligations under the Tax Receivable Agreement and the payment of other expenses. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. No adjustments to the redemption or exchange ratio of LLC Units for shares of Class A Common Stock will be made as a result of either (i) any cash distribution by us or (ii) any cash that we retain and do not distribute to our stockholders. To the extent we do not distribute such excess cash as dividends on our Class A Common Stock, we may take other actions with respect to such excess cash, for example, holding such excess cash or contributing or lending it (or a portion thereof) to TWFG Holding, which may result in shares of our Class A Common Stock increasing in value relative to the value of LLC Units. Following such loan or a contribution of such excess cash to TWFG Holding, we may, but are not required to, make an adjustment to the outstanding number of LLC Units held by the members of TWFG Holding (other than us). If we choose to retain such excess cash balances, or we loan or contribute such excess cash to TWFG Holding but do not make such an adjustment, the holders of LLC Units may benefit from any value attributable to such retained excess cash, or such loan or contribution to TWFG Holding, if they acquire shares of Class A Common Stock in exchange for their LLC Units, notwithstanding that such holders may have participated previously as holders of LLC Units in distributions that resulted in such excess cash balances.
We are controlled by Bunch Holdings whose interests in our business may be different than yours, and certain statutory provisions afforded to stockholders are not applicable to us.
Bunch Holdings controls approximately 94% of the combined voting power of our common stock.
This concentration of ownership and voting power may delay, defer or even prevent an acquisition by a third-party or other change of control of our company, which could deprive you of an opportunity to receive a premium for your shares of Class A Common Stock and may make some transactions more difficult or impossible without the support of Bunch Holdings, even if such events are in the best interests of minority stockholders. Furthermore, this concentration of voting power with Bunch Holdings may have a negative impact on the price of our Class A Common Stock. In addition, Bunch Holdings has the ability to designate a majority of the nominees for election to our board of directors, including the nominee for election to serve as Chairman of our board of directors for so long as Bunch Holdings holds at least 10% of the voting power of our common stock (the “Substantial Ownership Requirement”).
We cannot predict whether our multiple-class structure, combined with the concentrated control of Bunch Holdings, will result in a lower or more volatile market price of our Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have restrictions on including companies with multiple-class share structures in certain of their indices. Under such policies, the multiple-class structure of our stock makes us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to track those indices do not invest in our Class A Common Stock. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices will likely preclude investment by many of these funds and could make our Class A Common Stock less attractive to other investors. As a result, the market price of our Class A Common Stock could be adversely affected.
Bunch Holdings’ interests may not be fully aligned with yours, which could lead to actions that are not in your best interests. Because Bunch Holdings holds a majority of its economic interests in our business through TWFG Holding rather than through TWFG, it may have conflicting interests with holders of shares of our Class A Common Stock. In addition, Bunch Holdings’ significant ownership in us and resulting ability to effectively control us may discourage a third-party from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which you as a holder of shares of our Class A Common Stock might otherwise receive a premium for your shares over the then-current market price.
For so long as Bunch Holdings holds at least a majority of the voting power of our common stock (the “Majority Ownership Requirement”), we have opted out of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”). Section 203 generally prohibits a publicly held Delaware corporation from engaging in a business combination transaction with an interested stockholder for a period of three years after the stockholder becomes interested, unless the transaction meets an applicable exemption, such as prior board approval. As a result of this opt-out, Bunch Holdings can transfer control of our Company to a third-party by selling its shares without requiring approval from our board of directors or other stockholders.
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
Bunch Holdings beneficially owns more than 50% of the voting power for the election of our directors. As a result, we are considered a “controlled company” under Nasdaq corporate governance standards and may elect not to comply with certain Nasdaq corporate governance requirements. We have established and maintain an audit committee comprised of all independent directors, in compliance with the applicable Nasdaq and SEC requirements, and have also established and maintain a compensation committee comprised of all independent directors. As a controlled company, however, we have elected to rely on the exemption from the Nasdaq requirements that allows us not to have director nominees approved by a majority of independent directors or a nominating committee. As a result, you do not have the same governance protections as stockholders of companies subject to all Nasdaq corporate governance requirements.
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
Bunch Holdings and its affiliates own a controlling interest in an insurance carrier and in a software company that provides services to the insurance industry. In the ordinary course of its business activities, Bunch Holdings and its affiliates may engage in activities where their interests conflict with our interests or those of our other stockholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or Clients of ours. Our certificate of incorporation provides that Bunch Holdings, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or its affiliates will not have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate, except, in the case of directors and officers, as related to insurance brokerage services, unless such director or officer did not become aware of such opportunity related to insurance brokerage activities in his or her capacity as a director or officer. Bunch Holdings also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, Bunch Holdings may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you or may not prove beneficial.
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
Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders and the federal district courts of the U.S. as the exclusive forum for litigation arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the U.S. District Court for the District of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any current or former director, officer or other employee of ours or our stockholders, or a claim of aiding and abetting any such breach of fiduciary duty, (iii) any action asserting a claim against us or any director, officer or other employee of ours arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws (as either may be amended, restated, modified, supplemented or waived from time to time) (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws (as either may be amended), (v) any action asserting a claim against us or any director, officer or other employee of ours that is governed by the internal affairs doctrine or (vi) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL. This provision will not apply to any action or proceeding asserting a claim under the Securities Act or the Exchange Act for which the federal courts have exclusive jurisdiction or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, against us or any director, officer or other employee of ours. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder; accordingly, we cannot be certain that a court would enforce such provision. Our certificate of incorporation provides that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our certificate of incorporation described above; however, our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. The forum selection provisions in our certificate of incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. If the enforceability of our forum selection provision were to be challenged, we may incur additional costs associated with resolving such a challenge. While we currently have no basis to expect any such challenge would be successful, if a court were to find our forum selection provision to be inapplicable or unenforceable, we may incur additional costs associated with having to litigate in other jurisdictions, which could have an adverse effect on our business, financial condition and results of operations and result in a diversion of the time and resources of our employees, management and board of directors.
Our operating results and stock price may be volatile, and the volatility in our stock price could adversely affect our ability to execute our growth strategy and retain key personnel.
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
•changes in the insurance distribution market driven by technological advancements;
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
We have historically used, and may in the future use, shares of our Class A Common Stock as consideration for acquisitions or strategic investments. If our Class A Common Stock price is volatile of declines significantly, the use of our equity as an acquisition currency may be less attractive to potential targets, who may instead demand cash or a greater number of shares. Issuing additional shares under these circumstances would result in significant dilution to our existing stockholders. Furthermore, a depressed stock price may limit our ability to execute our growth strategy through M&A, as we may be unable to consummate transactions on terms that are favorable to us or accretive to our earnings.
Additionally, our ability to retain talent depends significantly on our use of equity-based compensation, including restricted stock units and performance stock units. If our stock price experiences significant volatility or a sustained decline, the retention value and perceived worth of these awards may decrease, potentially resulting in diminished employee morale and increased turnover. Such conditions may require us to offer more generous equity awards or increase cash compensation to remain competitive, which could increase our operating expenses and adversely affect our results of operations. If we are unable to effectively incentivize our workforce due to stock price fluctuations, our business, financial condition, and culture may be materially harmed.
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
Our board of directors will periodically review the cash generated from our business and the capital expenditures required to finance our growth plans and determine whether to declare periodic dividends to our stockholders. Our board of directors will consider general economic and business conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, including restrictions and covenants contained in our debt agreements, business prospects and other factors that our board of directors considers relevant. Accordingly, we may not be able to pay dividends even if our board of directors would otherwise deem it appropriate. See “Dividend policy,” and “Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources.”
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
We are classified as an “emerging growth company” under the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) comply with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation. We will remain an emerging growth company up to the last day of the fiscal year following the fifth anniversary of the IPO, although we will lose that status earlier if we have equal to or more than $1.235 billion of revenues in a fiscal year, have equal to or more than $700.0 million in market value of our common stock held by non-affiliates, issue more than $1.0 billion of non-convertible debt over a three-year period, or the last day of the fiscal year in which we become a “large accelerated filer,” as defined in Rule 12b-2 promulgated under the Exchange Act.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. We have completed the documentation and evaluation necessary to comply with Section 404(a) of the Sarbanes-Oxley Act and are required to assess the effectiveness of our internal control over financial reporting as of the end of the fiscal year. However, our internal controls may not be effective, and we may not be able to complete any required remediation in the time required. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our Class A Common Stock to decline, and we may be subject to investigation or sanctions by the SEC.
Pursuant to Section 404(a) of the Sarbanes-Oxley Act, we are required to include in this Annual Report a report of management on the effectiveness of our internal control over financial reporting as of December 31, 2025. This assessment requires disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are also required to disclose changes made in our internal control and procedures on a quarterly basis. As an emerging growth company, our independent registered public accounting firm is not required to, and does not, provide an attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We may remain exempt from this requirement until we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.
Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and stock price. To comply with public company requirements, we are undertaking various costly and time-consuming actions, such as implementing and enhancing internal controls, procedures and information systems, and hiring and retaining qualified corporate and finance support personnel, which may adversely affect our business, financial condition, results of operations, cash flows and prospects.

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
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long‑term stockholder value, and our Class A Common Stock has a comparably lower trading volume, which could amplify the program’s effects on market price and volatility.
Our Board has authorized a share repurchase program that does not obligate us to repurchase any specific number of shares and may be suspended, modified, or terminated at any time without notice. We cannot guarantee that we will repurchase shares at all, that the program will be fully consummated, or that any repurchases will enhance long‑term stockholder value. The timing and amount of repurchases, if any, will depend on a variety of factors, including the trading price of our Class A Common Stock, trading volume, working capital and other liquidity requirements, general market conditions, and alternative uses of capital. Any repurchases we do complete will reduce our cash and liquidity, and could limit our financial flexibility.
Our Class A Common Stock has a comparably lower trading volume, which could magnify the impact of our repurchase activity on the market price of the stock and increase its volatility. Low trading volume may also make it more difficult for stockholders to sell their shares without adversely affecting the market price. Share repurchases conducted in a lower trading volume market could contribute to short‑term increases in the trading price of our Class A Common Stock, which may not be sustainable. Conversely, any announcement of a suspension, reduction, or termination of the repurchase program could cause the market price of our Class A Common Stock to decline, particularly given the limited liquidity of our shares.

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
Cybersecurity Governance
The Audit Committee of our board of directors is responsible for board-level oversight and management of our cybersecurity risks. In addition to this board-level oversight, our Information Technology Governance Committee (“ITGC”), a management committee, is responsible for overseeing and managing our cybersecurity risks. The ITGC includes our Chief Operating Officer, Chief Technology Officer, General Counsel and senior management in the technology teams, and is supported by our third-party Chief Information Security Officer (“CISO”) and Security Operations Center provider. Our CISO has over twenty years of experience in managing cybersecurity risks, disaster recovery, and business continuity and is a Certified Information Systems Security Professional (CISSP) and Master Business Continuity Professional (MBCP). The ITGC is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to monitor such potential cybersecurity risk exposures, implementing appropriate mitigation measures and maintaining cybersecurity policies. The ITGC takes steps to remain informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including third-party consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment. The ITGC conducts regular meetings throughout the year, and reports on cybersecurity risks at the quarterly meetings of the Audit Committee. Based on these reports, the board of directors may request follow-up information to address any specific concerns and recommendations.
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

Item 2. Properties
Facilities
Our corporate headquarters is in The Woodlands, Texas, where we lease approximately 29,000 square feet of office space under a lease that expires in 2034. We also lease office facilities in 43 states throughout the U.S. These offices are generally located in shopping centers, small office parks and office buildings, with lease terms expiring through the next ten years. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future, and that additional facilities will be available on commercially reasonable terms as needed.
Item 3. Legal Proceedings
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Securities exchange
Our shares of Class A Common Stock, $0.01 par value per share, are traded on the Nasdaq under the symbol “TWFG.” Our Class B Common Stock and Class C Common Stock are neither listed nor traded on any stock exchange.
On March 9, 2026, we had approximately 23 stockholders of record of our Class A Common Stock, two stockholders of record of our Class B Common Stock and one stockholder of record of our Class C Common Stock.
Dividend Policy
Subject to funds being legally available, we intend to cause TWFG Holding to make pro rata distributions to the Continuing Pre-IPO LLC Members and us in an amount at least sufficient to allow us and the Continuing Pre-IPO LLC Members to pay all the applicable taxes, to make payments under the Tax Receivable Agreement and to pay our corporate and other unreimbursed overhead expenses. The declaration and payment of any dividends will be at the sole discretion of our board of directors, which may change our dividend policy at any time. We do not currently pay dividends outside of tax payments. Should that change, our board of directors will consider:
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
We received approximately $192.9 million of net proceeds from the IPO after deducting underwriting discounts and commissions of $14.4 million and related offering expenses of approximately $7.8 million. We used the net proceeds from the IPO (including the net proceeds received from the underwriters’ exercise of their option to purchase additional shares of Class A Common Stock) to acquire a number of newly issued LLC Units equal to the number of shares of Class A Common Stock in the IPO from TWFG Holding, at a purchase price per LLC Unit equal to the initial public offering price of Class A Common Stock after underwriting discounts and commissions. TWFG Holding used a portion of the proceeds it received from the sale of LLC Units to pay the expenses in connection with the IPO and the Reorganization Transactions and to repay in full outstanding debt under our Revolving Facility (as defined below) in the amount of $41.0 million.
Securities Authorized for Issuance Under Equity Compensation Plans
The information regarding equity compensation plans and the security ownership of certain beneficial owners and management of TWFG’s common stock is incorporated herein by reference to our Proxy Statement.
Stock Performance Graph
The following graph illustrates the total return from July 18, 2024, the first trading date of our Class A Common Stock after our IPO, through December 31, 2025 for (i) our Class A Common Stock, (ii) the Standard and Poor's 500 Index, and (iii) the Standard and Poor’s 500 Financials Sector Index, assuming an investment of $100 on July 18, 2024, including the reinvestment of dividends, if any:

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
The following discussion provides commentary on the financial results derived from our audited financial statements for the years ended December 31, 2025 and 2024 prepared in accordance with GAAP. In addition, we regularly review the following non-GAAP measures when assessing performance: Organic Revenue, Organic Revenue Growth, Adjusted Net Income, Adjusted Net Income Margin, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Diluted Earnings Per Share and Adjusted Free Cash Flow. See “Non-GAAP Financial Measures” for further information. Discussions of fiscal year 2023 items and year-to-year comparisons between fiscal 2024 and fiscal 2023 that are not included in this Form 10-K can be found in “Part II Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 27, 2025 and is available on the SEC’s website at www.sec.gov.
Overview
We are a leading, high-growth, independent distribution platform for personal and commercial insurance in the U.S. We are pioneers in the insurance industry, developing an agency model built on innovation and experience with what we believe is a more flexible approach than traditional distribution models. Our offerings are fulsome and flexible in that we offer all lines of insurance, multiple distribution contract options, M&A services, proprietary virtual assistants, proprietary technology, proprietary premium financing, unlimited continuing education, recognition programs, co-op funding, marketing support and overall lower costs to operate. Since our founding in 2001 by our Chief Executive Officer, Richard F. (“Gordy”) Bunch III, we have established a track record of creating solutions for independent agents, insurance carriers and our Clients, with growth regardless of economic and P&C pricing cycles.
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
Key Operational and Market Factors Impacting 2025 Results
Our results of operations for the year ended December 31, 2025 were influenced by a combination of operational execution, industry conditions, and strategic actions taken during the year. The most significant factors impacting our 2025 results, as compared to 2024, are discussed below.
Organic Revenue Growth Driven by Agent Productivity and Retention. A primary driver of our 2025 results was continued Organic Revenue Growth, which increased by 11.6% year-over-year. This growth was principally attributable to increases in Total Written Premium generated by existing TWFG Agencies, reflecting higher policy renewal rates, incremental cross-selling of additional lines of coverage, and overall growth in insured values across our personal and commercial lines portfolios.
Our ability to attract and retain experienced agents continued to support this growth. Many agents joining our platform during prior periods reached higher productivity levels in 2025 as their Books of Business started to mature. In addition, retention of existing agents remained strong, which contributed to stability in renewal business and predictable commission revenue streams. These factors collectively contributed to increased commission income without a commensurate increase in fixed operating costs.

Insurance Market Pricing Environment and Commission Dynamics. The insurance pricing environment during 2025 continued to support revenue growth, although conditions varied by line of business and over the course of the year. In homeowners insurance, premium rates remained firm throughout the year, reflecting continued pressure from catastrophe losses, reinsurance costs, social inflation and higher insured values, which contributed to increased commission revenue on both new and renewal policies.
In personal auto insurance, the pricing environment began to moderate during the second half of 2025 following several years of significant rate increases. While premium growth slowed as carriers reduced the pace of rate actions and competitive dynamics began to normalize, commission revenue continued to benefit from the elevated premium base established in prior periods, particularly on renewal business.
Commission rates set by carriers remained generally stable during 2025. As a result, changes in commission revenue were driven primarily by movements in premiums rather than changes in commission percentages. Overall, pricing dynamics in 2025 contributed positively to average revenue per policy as compared to 2024, although management observed early signs of stabilization in certain personal lines toward the end of the year. Management continues to monitor carrier pricing actions and competitive conditions, as further shifts in market dynamics could influence future revenue growth rates.
Acquisitions and Expansion of Corporate Branches. During 2025, we completed seven acquisitions for total consideration of $51.0 million, which were added as Corporate Branches. In the second quarter of 2025, we also acquired a 50.1% equity interest in TWFG MGA FL for a total cash consideration of $9.7 million at closing. These acquisitions contributed incremental revenue during the year, reflecting the full economic benefit of retaining 100% of commission income generated by these operations, offset by the assumption of their operating expenses.
The acquired branches were generally profitable at the time of acquisition and were accretive to both net income and Adjusted EBITDA in 2025. As a result, acquisition-related growth contributed to total revenue growth in excess of organic growth alone. Comparability between periods is impacted by the timing of these acquisitions, as results for 2025 include partial-year contributions that were not present in 2024.
Expense Growth and Operating Leverage. Operating expenses increased in 2025 primarily due to higher compensation costs, technology costs, and incremental public company costs. Compensation-related expenses increased as we continued to invest in personnel to support agent growth, corporate branch integration, technology initiatives, and compliance requirements associated with being a public company.
Despite these increases, we achieved operating leverage in 2025, as revenue growth outpaced expense growth, resulting in improvements in Adjusted EBITDA and Adjusted EBITDA Margin. Management continues to focus on balancing investment in growth initiatives with disciplined expense management to support sustainable margin expansion over time.
Technology Investments and Platform Scalability. Ongoing investment in technology and operational infrastructure supported scalability across our platform in 2025. Enhancements to our agency management systems, data analytics capabilities, and back-office processes improved operational efficiency and supported higher transaction volumes without proportional increases in headcount.
These investments contributed to improved service levels for agents and clients, supporting organic growth, while also moderating the rate of growth in general and administrative expenses relative to revenue. Although technology investments increased operating expenses in the near term, management believes they enhance long-term scalability and margin performance.
Our corporate structure
TWFG was incorporated on January 8, 2024 for the purpose of completing the Reorganization Transactions that were completed on July 19, 2024. Following our reorganization into a holding company structure as part of the Reorganization Transactions, TWFG, Inc. is a holding company and its sole material asset is a controlling ownership interest in TWFG Holding. All of our business is conducted through TWFG Holding and its consolidated subsidiaries, and the financial results of TWFG Holding and its consolidated subsidiaries are included in the consolidated financial statements of TWFG.
TWFG Holding is treated as a pass-through entity for U.S. federal and certain state income tax purposes and accordingly has not been subject to U.S. federal or applicable state income tax. Accordingly, because of our ownership of the LLC Units, we are subject to U.S. federal, state and local income taxes with respect to our allocable share of any net taxable income of TWFG Holding and are taxed at the U.S. federal income tax rates applicable to corporations.
In connection with our organizational structure, we entered into the Tax Receivable Agreement with certain pre-IPO owners. The Tax Receivable Agreement provides for the payment by the Company of a portion of the tax benefits realized as a result of increases in tax basis and other tax attributes resulting from exchanges of LLC units for shares of Class A Common Stock. No amounts are payable under the TRA, and no related liability is recorded, unless and until such exchanges occur. As of December 31, 2025, no exchanges had occurred, and accordingly, the Tax Receivable Agreement had no impact on our consolidated financial statements.
Certain income statement line items
Commission income. We derive commission income from the placement of insurance contracts between insurance carriers and Clients. Our commissions are established by the agency agreement between the Company and the insurance carrier and are calculated as a percentage of premiums for the underlying insurance contract. Commission rates vary across insurance carriers, states and lines of business and typically range from 7% to 30%. Our average commission rate for 2025 was approximately 12.8%.
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
Contingent income. We may earn contingent income from insurance carriers. Contingent income is highly variable and based primarily on underwriting results and, to a lesser extent, volume placed with the carrier.
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
The following table sets forth our revenues by amount and as a percentage of our revenues for the periods indicated (dollar amounts in thousands):

	Years Ended December 31,
	2025		2024
	Amount	% of Total	Amount	% of Total
Commission income	$220,968	89%	$183,158	90%
Contingent income	13,111	5	8,722	4
Fee income	12,992	5	10,562	5
Other income	1,441	1	1,318	1
Total revenues	$248,512	100%	$203,760	100%

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
Other administrative expenses. Other administrative expenses include technology costs, legal and professional fees, office expenses, marketing expenses, survey expenses and other costs associated with our operations. Fluctuations in other administrative expenses are relative to the overall scale of our business operations.
Depreciation and amortization. Depreciation and amortization are primarily comprised of the amortization of finite-lived intangible assets recognized from our strategic asset acquisitions. As we continue to pursue strategic asset acquisitions, we expect our amortization expense to increase.
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
The following table summarizes our results of operations for the periods presented (in thousands):

	Years Ended December 31,
	2025		2024
	Amount	% of Total	Amount	% of Total
Revenues:
Commission income	$220,968	89%	$183,158	90%
Contingent income	13,111	5	8,722	4
Fee income	12,992	5	10,562	5
Other income	1,441	1	1,318	1
Total revenues	248,512	100%	203,760	100%
Operating expenses:
Commission expense	133,518	63%	118,086	67%
Salaries and employee benefits	37,636	18	29,064	17
Other administrative expenses	22,020	10	16,665	9
Depreciation and amortization	18,353	9	12,020	7
Total operating expenses	211,527	100%	175,835	100%
Operating income	36,985		27,925
Other non-operating income (expense)
Interest expense	(287)		(2,223)
Interest income	6,607		4,376
Other non-operating income (expense), net	1,140		9
Income before tax	44,445		30,087
Income tax expense	3,279		1,495
Net income	$41,166		$28,592

Comparison of the Years Ended December 31, 2025 and 2024
Total revenues
Subsequent to issuing the Company’s earnings release on February 25, 2026, the Company received additional information from certain insurance carrier partners related to contingent commission programs associated with 2025 underwriting performance. Based on this information, the Company recorded an adjustment of approximately $1.4 million to increase commission revenue for the year ended December 31, 2025. The financial results included in this Annual Report reflect this adjustment. The Company’s previously issued earnings release for the year ended December 31, 2025 did not reflect this adjustment.
The following table presents the disaggregation of our revenues by offerings (in thousands):

	Years Ended December 31,
	2025		2024
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$152,831	62%	$135,166	66%
Corporate Branches	43,230	17	33,367	16
Total Insurance Services	196,061	79	168,533	82
TWFG MGA	50,763	20	33,719	17
Other	1,688	1	1,508	1
Total revenues	$248,512	100%	$203,760	100%

Total revenues for the year ended December 31, 2025 increased by $44.8 million, or 22%, compared to the same period in the prior year. The increase was primarily due to a $37.8 million, or 21% increase in commission income driven primarily by continued organic business growth and the impact of acquisitions in 2025. Also contributing to the increase in total revenues were $4.4 million, or 50%, increase in contingent income, $2.4 million, or 23%, increase in fee income, and $0.1 million, or 9%, increase in other income, compared to the same period in the prior year. See discussions below for additional information about the changes in our revenues.
Commission income
The following table presents the disaggregation of our commission income by offerings (in thousands):

	Years Ended December 31,
	2025		2024
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$137,937	62%	$122,651	67%
Corporate Branches	41,562	19	33,468	18
Total Insurance Services	179,499	81	156,119	85
TWFG MGA	41,469	19	27,039	15
Total commission income	$220,968	100%	$183,158	100%

Commission income for the year ended December 31, 2025 increased by $37.8 million, or 21%, compared to the same period in the prior year due to the continued organic business growth and the impact of acquisitions made in 2025.
Commission income for Insurance Services grew by $23.4 million, or 15%, for the year ended December 31, 2025 compared to the same period in the prior year. Insurance Service Agency-in-a-Box commission income for the year ended December 31, 2025 increased by $15.3 million, or 12%, compared to the same period in the prior year. The increase was driven by written premium volume, mix in line of business, and acquisitions during the year.
Insurance Services Corporate Branches commission income for the year ended December 31, 2025 increased by $8.1 million, or 24%, compared to the same period in the prior year. The increase was primarily driven by

$5.7 million of Corporate Branch acquisitions and $2.4 million of Organic Revenue Growth during the year ended December 31, 2025.
TWFG MGA commission income for the year ended December 31, 2025 increased by $14.4 million, or 53%, compared to the same period in the prior year. The increase in commission income was primarily driven by $12.0 million generated from the acquisition of TWFG MGA FL while the remaining $2.4 million increase was due to increases in written premium and commission rate increases of The Woodlands Insurance Company compared to the same period in the prior year.
Contingent income
Contingent income for the year ended December 31, 2025 increased by $4.4 million, or 50%, to $13.1 million from $8.7 million in the same period in the prior year. The increase in contingent income was driven by underlying carrier profitability, new carriers to our portfolio and growth in our business. Contingent income is unpredictable and dependent upon the target financial and performance metrics established by the insurance carriers.
Fee income
The following table presents the disaggregation of our fee income by major sources (in thousands):

	Years Ended December 31,
	2025		2024
	Amount	% of Total	Amount	% of Total
Policy fees	$4,392	34%	$3,538	33%
Branch fees	5,276	40	4,736	45
License fees	2,719	21	1,895	18
TPA fees	605	5	393	4
Total fee income	$12,992	100%	$10,562	100%

Fee income for the year ended December 31, 2025 increased $2.4 million, or 23%, compared to the same period in the prior year. Changes to individual components of fee income are discussed in detail below:
•Policy fees for the year ended December 31, 2025 increased by $0.9 million, or 24%, compared to the same period in the prior year. The increase in policy fees was primarily due to higher policy count and new business growth.
•Branch fees for the year ended December 31, 2025 increased by $0.5 million, or 11%, compared to the same period in the prior year. The increase in branch fees was primarily driven by increased agent count of the business.
•License fees for the year ended December 31, 2025 increased by $0.8 million, or 43%, compared to the same period in the prior year. The increase was primarily driven by a one-time technology infrastructure project completed during the current year to support an affiliated entity’s expansion into a new market. This item is non-recurring and not expected to have a continuing impact on future operating results.
•TPA fees for the year ended December 31, 2025 increased by $0.2 million, or 54%, compared to the same period in the prior year. The increase in TPA fees resulted from the increased volume in claims processed.
Other income
Other income for the year ended December 31, 2025 was $1.4 million, compared to $1.3 million in the same period in the prior year. The increase was primarily comprised of interest earned on fiduciary funds and premium financing income.

Expenses
Commission expense
The following table presents the disaggregation of our commission expense by offerings (in thousands):

	Years Ended December 31,
	2025		2024
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$107,789	81%	$95,797	81%
Corporate Branches	5,331	4	4,488	4
Total Insurance Services	113,120	85	100,285	85
TWFG MGA	20,295	15	17,716	15
Other	103	—	85	—
Total commission expense	$133,518	100%	$118,086	100%

Total commission expense for the year ended December 31, 2025 increased by $15.4 million, or 13%, compared to the same period in the prior year. The increase was primarily due to business growth and overall shift in business mix. See commission income discussion above for additional information regarding the driver of change.
Commission expense for total Insurance Services grew by $12.8 million, or 13%, for the year ended December 31, 2025 compared to the same period in the prior year. Insurance Services Agency-in-a-Box commission expense for the year ended December 31, 2025 increased by $12.0 million, or 13%, compared to the same period in the prior year. The increase was primarily due to the growth in business, consistent with commission income and the absence of a one-time favorable adjustment of $1.5 million in 2024. The expenses of our Branches are primarily commission expense, which is determined as a percentage of commission income.
Insurance Services Corporate Branches commission expense for the year ended December 31, 2025 increased by $0.8 million, or 19%, compared to the same period in the prior year. The increase in commission expense was driven by both organic business growth and acquisitions of Corporate Branches in the current period. The expenses of our Corporate Branches are primarily salaries and benefits, and are primarily fixed expenses, which are not directly correlated to commission income or written premium.
TWFG MGA commission expense for the year ended December 31, 2025 increased by $2.6 million, or 15%, compared to the same period in the prior year. The increase was primarily driven by the acquisition of TWFG MGA FL and geographical expansion of The Woodlands Insurance Company.
Salaries and employee benefits
Salaries and employee benefits for the year ended December 31, 2025 was $37.6 million, compared to $29.1 million in the same period in the prior year, reflecting an increase of $8.6 million, or 29%. This increase was primarily attributable to stock-based compensation of $2.4 million, Corporate Branch acquisitions of $3.5 million, and $2.7 million due to personnel increases to support agent growth, corporate branch integration, technology initiatives, and compliance requirements associated with being a public company.
Other administrative expenses
Other administrative expenses for the year ended December 31, 2025 was $22.0 million, compared to $16.7 million in the same period in the prior year, reflecting an increase of $5.4 million, or 32%. The increase was primarily due to $1.7 million of information technology expenses, $0.6 million of rent, $0.6 million of professional fees, $0.5 million of insurance expense, and $1.9 million of other administrative expenses, all due primarily to business growth and increased costs as a public company.
Depreciation and amortization
Depreciation and amortization for the year ended December 31, 2025 was $18.3 million compared to $12.0 million in the same period in the prior year, reflecting an increase of $6.3 million, or 53%. This increase was primarily attributable to the amortization of intangible assets from our recent intangible asset acquisitions.

Interest expense
Interest expense for the year ended December 31, 2025 decreased to $0.3 million compared to $2.2 million in the same period in the prior year, due to the repayment of the Revolving Facility (as defined in the section “Liquidity and capital resources”) during August 2024.
Interest income
Interest income for the year ended December 31, 2025 increased to $6.6 million, compared to $4.4 million in the same period in the prior year, due to the increase in cash on hand for the full fiscal year 2025 related to IPO proceeds received on July 19, 2024.
Income tax expense
Income tax expense for the year ended December 31, 2025 was $3.3 million compared to $1.5 million in the same period in the prior year as after consummation of the Reorganization Transactions and IPO, the Company became subject to U.S. federal, state, and local income taxes with respect to its allocable share of taxable income of TWFG Holding assessed at the prevailing corporate tax rates.
Other non-operating income (expense), net
Other non-operating income (expense), net for the year ended December 31, 2025 increased by $1.1 million compared to the same period in the prior year due to selling of Books of Business.
Key Performance Indicators
Total Written Premium
Total Written Premium represents the total value of insurance policies placed through our platform and is an operating metric used by management to evaluate growth in our distribution activity. Total Written Premium does not represent revenue recognized by the Company. Revenue is primarily derived from commissions and fees earned from insurance carriers, which represent a percentage of premium and vary by carrier, product type and services provided. Accordingly, changes in Total Written Premium may not correspond directly to changes in reported revenue or commission rates from period to period.
Total Written Premium represents, for any reported period, the total amount of current premium (net of cancellations) placed with insurance carriers. We utilize Total Written Premium as a key performance indicator when planning, monitoring and evaluating our performance. We believe Total Written Premium is a useful metric because it is the underlying driver of the majority of our revenue.

The following table presents the disaggregation of Total Written Premium by offerings, business mix and line of business (in thousands):

	Years Ended December 31,
	2025		2024
	Amount	% of Total	Amount	% of Total
Offerings:
Insurance Services
Agency-in-a-Box	$1,119,536	65%	$982,815	66%
Corporate Branches	343,922	20	275,331	19
Total Insurance Services	1,463,458	85	1,258,146	85
TWFG MGA	268,972	15	218,214	15
Total written premium	$1,732,430	100%	$1,476,360	100%

Business Mix:
Insurance Services
Renewal business	$1,142,481	66%	$975,657	66%
New business	320,977	19	282,489	19
Total Insurance Services	1,463,458	85	1,258,146	85

TWFG MGA
Renewal business	182,177	11	163,105	11
New business	86,795	4	55,109	4
Total TWFG MGA	268,972	15	218,214	15
Total written premium	$1,732,430	100%	$1,476,360	100%

Written Premium Retention:
Insurance Services		91%		93%
TWFG MGA		83%		84%
Consolidated		90%		91%

Line of Business:
Personal lines	$1,415,201	82%	$1,197,122	81%
Commercial lines	317,229	18	279,238	19
Total written premium	$1,732,430	100%	$1,476,360	100%

The following table presents the dollar and percent change compared to the prior year for Total Written Premium by offerings and business mix (in thousands):

	Years Ended December 31,
	2025		2024
	$ Change	% Change	$ Change	% Change
Offerings:
Insurance Services
Agency-in-a-Box	$136,721	14%	$(16,123)	(2)%
Corporate Branches	68,591	25	221,368	410
TWFG MGA	50,758	23	23,020	12
Total change in written premium	$256,070	17%	$228,265	18%

Business Mix:
Insurance Services
Renewal business	$166,824	17%	$148,545	18%
New business	$38,488	14%	$56,700	25%

TWFG MGA
Renewal business	$19,072	12%	$(2,243)	(1)%
New business	$31,686	57%	$25,263	85%

Consolidated Business Mix:
Consolidated renewal business	$185,896	13%	$146,302	12%
Consolidated new business	70,174	5	81,963	7
Total change in written premium	$256,070	17%	$228,265	18%

Comparison of the Years Ended December 31, 2025 and 2024
Total Written Premium for the year ended December 31, 2025 increased by $256.1 million, or 17%, compared to $228.3 million, or 18%, growth in the same period in the prior year. Within our Insurance Services offering, renewal business grew $166.8 million, or 17%, as compared to $148.5 million, or 18%, growth in the prior year period. As a large independent carrier entered the market in late 2024, we saw an influx of $53.1 million moving from other carriers which resulted in a lower premium base, however provided the ability to renew and retain customer premium. New business grew $38.5 million, or 14%, as compared to $56.7 million, or 25%, growth in the same period of the prior year due to the softening of the market in 2024. Within our MGA offering, we saw an uptick in renewal business growth of $19.1 million, or 12%, as well as new business growth of $31.7 million, or 57%, over the prior year period due mainly to the MGA FL acquisition.
For the years ended December 31, 2025 and 2024, our consolidated written premium retention was 90% and 91%, respectively. For the year ended December 31, 2025, the composition of our renewal and new business under our two product offerings are as follows: Insurance Services renewal business, as a percentage of the total written premium, was 66% which was consistent with the prior year and premium retention decreased to 91% from 93%, resulting in renewal premium growth of 17%, or $166.8 million, compared to 2024. Insurance Services new business, as a percentage of total written premium, was 19%, consistent with prior year, resulting in new business growth of 14%, or $38.5 million. TWFG MGA renewal and new business as a percentage of written premium was 11% and 4% for the years ended December 31, 2025 and 2024.
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

Revised Calculation Methodology Applied to Current Period
	Years Ended December 31,
	2025	2024
Total Revenues	$248,512	$203,760
Acquisition adjustments(1)	(17,986)	(3,687)
Contingent income	(13,111)	(8,722)
Fee income	(12,992)	(10,562)
Other income	(1,441)	(1,318)
Policy fee income	4,392	3,538
Organic Revenue	$207,374	$183,009

Prior year Organic Revenue reported	$179,471	$154,627
Commission income at 12-month post acquisitions	3,687	2,098
Prior year policy fees	3,538	2,100
Other adjustments(2)	(904)	—
Organic Revenue denominator	$185,792	$158,825

Organic Revenue	$207,374	$183,009
Organic Revenue denominator	185,792	158,825
Organic Revenue Growth	$21,582	$24,184
Total Revenue Growth Rate(3)	22.0%	18.4%
Organic Revenue Growth Rate(4)	11.6%	15.2%

(1)Represents revenues generated from the acquired businesses during the first 12 months following an acquisition.
(2)Other adjustments reflect immaterial prior-period and comparability items consistent with management’s non-GAAP presentation policy.
(3)Represents the period-to-period change in total revenues divided by the total revenues in the prior period.
(4)Represents Organic Revenue Growth divided by the Organic Revenue denominator.

Legacy Calculation Methodology Applied to Current Period
	Years Ended December 31,
	2025	2024
Total Revenues	$248,512	$203,760
Acquisition adjustments (1)	(17,986)	(3,687)
Contingent income	(13,111)	(8,722)
Fee income	(12,992)	(10,562)
Other income	(1,441)	(1,318)
Organic Revenue	$202,982	$179,471

Prior year Organic Revenue reported	$179,471	$154,627
Commission income at 12-month post acquisitions	3,687	2,098
Other adjustments(2)	(904)	—
Organic Revenue denominator	$182,254	$156,725

Organic Revenue	$202,982	$179,471
Organic Revenue denominator	182,254	156,725
Organic Revenue Growth	$20,728	$22,746
Total Revenue Growth Rate(3)	22.0%	18.4%
Organic Revenue Growth Rate(4)	11.4%	14.5%

(1)Represents revenues generated from the acquired businesses during the first 12 months following an acquisition.
(2)Other adjustments reflect immaterial prior-period and comparability items consistent with management’s non-GAAP presentation policy.
(3)Represents the period-to-period change in total revenues divided by the total revenues in the prior period.
(4)Represents Organic Revenue Growth divided by the Organic Revenue denominator.
Comparison of the Years Ended December 31, 2025 and 2024
Revenue growth rate, representing the year-over-year change in total revenues, was 22.0% for the year ended December 31, 2025 compared to the 18.4% Revenue growth rate for the year ended December 31, 2024. Revenue growth for the periods reflected the growth in our Books of Business and the mix of the new and renewal businesses. Revenue growth for the year ended December 31, 2025 compared to the same period in 2024 included the continued growth of commission and fee income during the period.
Organic Revenue Growth Rate was 11.6% for the year ended December 31, 2025 compared to 15.2% Organic Revenue Growth Rate for the year ended December 31, 2024. Organic Revenue Growth for both periods reflects ongoing, but normalizing, rate increases being implemented by carriers, the underlying growth of our business, healthy economic growth and an increase in commission income in our MGA offering. See “Consolidated Results of Operations—Commission Income” for additional discussions regarding the changes in our commission income.
Adjusted Net Income. Adjusted Net Income is a supplemental measure of our performance and is defined as Net Income (the most directly comparable GAAP measure) before amortization, non-recurring or non-operating income and expenses, including equity-based compensation, adjusted to assume a single class of stock (Class A) and assuming noncontrolling interests do not exist while excluding the impact of the sale of non-current assets. We believe Adjusted Net Income is a useful measure because it adjusts for the after-tax impact of significant one-time, non-recurring items and eliminates the impact of any transactions that do not directly affect what management considers to be our ongoing operating performance in the period. These adjustments generally eliminate the effects of certain items that may vary from company-to-company for reasons unrelated to overall operating performance.
Beginning in the year ended December 31, 2025, we updated our definition of Adjusted Net Income to exclude the impact of the sale of non-current assets. The impact of this change on our Adjusted Net Income for the year ended December 31, 2025, as well as on previously reported periods, was not material. As a result, prior‑period amounts have not been recast. We believe this minor refinement to our definition provides improved alignment with how management evaluates operating performance and enhances the measure’s usefulness for investors while maintaining comparability with prior periods.

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
A reconciliation of Adjusted Net Income and Adjusted Net Income Margin to Net Income and Net Income Margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

	Years Ended December 31,
	2025	2024
Total Revenues	$248,512	$203,760
Net Income	$41,166	$28,592
Income tax expense	3,279	1,495
Acquisition-related expenses	292	20
Equity-based compensation	4,578	2,219
Other non-recurring items (1)	10	(1,220)
Gain on sale of non-current assets, net(2)	(1,119)	—
Amortization expense	17,812	11,721
Adjusted income before income taxes	66,018	42,827
Adjusted income tax expense (3)	(15,118)	(9,802)
Adjusted Net Income	$50,900	$33,025
Net Income Margin	16.6%	14.0%
Adjusted Net Income Margin	20.5%	16.2%

(1)For the year ended December 31, 2024, nine of our Branches converted to Corporate Branches. Upon conversion, agents of the newly converted Corporate Branches became employees and received salaries, employee benefits, and bonuses for services rendered instead of commissions. As a result, we released a portion of the unpaid commissions related to the converted branches that we no longer are required to settle.
(2)During the second quarter of 2025, a gain related to the sale of non-current assets was not excluded from Adjusted Net Income consistent with the Company’s stated definition. The presentation has been corrected in the fourth quarter and full-year 2025 results to conform to the Company’s definition of Adjusted Net Income. This correction impacts only non-GAAP measures and had no effect on previously reported GAAP results.
(3)Post-IPO, we are subject to U.S. federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of TWFG Holding. For the year ended December 31, 2025, the calculation of adjusted income tax expense is based on a federal statutory rate of 21% and a blended state income tax rate of 1.89% on 100% of our adjusted income before income taxes as if we owned 100% of TWFG Holding.
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

A reconciliation of Adjusted Diluted Earnings Per Share to diluted earnings per share, the most directly comparable GAAP measure, for the year ended December 31, 2025 indicated is as follows:

	Years Ended December 31,
	2025	2024
Earnings per share of common stock – diluted	$0.53	$0.19
Plus: Impact of all LLC Units exchanged for Class A Common Stock(1)	0.20	0.32
Plus: Adjustments to Adjusted net income(2)	0.17	0.08
Adjusted Diluted Earnings Per Share	$0.90	$0.59

Weighted average common stock outstanding – diluted	15,100,190	14,982,409
Plus: Impact of all LLC Units exchanged for Class A Common Stock(1)	41,171,461	41,171,461
Adjusted Diluted Earnings Per Share diluted share count	56,271,651	56,153,870

(1)     For comparability purposes, this calculation incorporates the net income that would be distributable if all shares of Class B Common Stock and Class C Common Stock, together with the related LLC Units, were exchanged for shares of Class A Common Stock. For the year ended December 31, 2025, this includes $33.2 million of net income on 56,271,651 weighted-average shares of common stock outstanding - diluted, for the year ended December 31, 2025. For the year ended December 31, 2025, 41,171,461 weighted average outstanding Class B Common Stock and Class C Common Stock were considered anti-dilutive and included in the 56,271,651 weighted-average shares of common stock outstanding - diluted within diluted earnings per share calculation. See Note 15, “Earnings Per Share” to our consolidated financial statements included elsewhere in this Annual Report for more information about the earnings per share.
(2)     Adjustments to Adjusted Net Income are described in the footnotes of the reconciliation of Adjusted Net Income to Net Income in “Adjusted Net Income and Adjusted Net Income Margin”, which represent the difference between Net Income of $41.2 million and Adjusted Net Income of $50.9 million for the year ended December 31, 2025. For the year ended December 31, 2025, Adjusted Diluted Earnings Per Share include adjustments of $9.7 million to Adjusted Net Income on 56,271,651 weighted-average shares of common stock outstanding - diluted.
Adjusted EBITDA. Adjusted EBITDA is a supplemental measure of our performance and is defined as EBITDA adjusted to reflect items such as equity-based compensation, interest income, other non-operating and certain nonrecurring items, while excluding the impact of the sale of non-current assets. EBITDA is defined as net income (the most directly comparable GAAP measure) before interest, income taxes, depreciation and amortization. We believe that Adjusted EBITDA is an appropriate measure of operating performance because it adjusts for significant one-time, non-recurring items and eliminates the ongoing accounting effects of certain capital spending and acquisitions, such as depreciation and amortization, that do not directly affect what management considers to be our ongoing operating performance in the period. These adjustments eliminate the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance. Our measure of Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.
Beginning in the year ended December 31, 2025, we updated our definition of Adjusted EBITDA to exclude the impact of the sale of non-current assets. The impact of this change on our Adjusted EBITDA for the year ended December 31, 2025, as well as on previously reported periods, was not material. As a result, prior‑period amounts have not been recast. We believe this minor refinement to our definition provides improved alignment with how management evaluates operating performance and enhances the measure’s usefulness for investors while maintaining comparability with prior periods.
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

A reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin to Net income and Net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

	Years Ended December 31,
	2025	2024
Total Revenues	$248,512	$203,760
Net income	$41,166	$28,592
Interest expense	287	2,223
Interest income(1)	(6,607)	(4,376)
Depreciation and amortization	18,353	12,020
Income tax expense	3,279	1,495
EBITDA	56,478	39,954
Acquisition-related expenses	292	20
Equity-based compensation	4,578	2,219
Interest income(1)	6,607	4,376
Gain on sale of non-current assets, net(2)	(1,119)	—
Other non-recurring items(3)	10	(1,220)
Adjusted EBITDA	$66,846	$45,349
Net Income Margin	16.6%	14.0%
Adjusted EBITDA Margin	26.9%	22.3%

(1)Interest income reflects interest and other earnings on cash balances held by the Company. This income is included in Adjusted EBITDA as we view our total interest and investment income as an integral part of our business model and earnings stream until deployed.
(2)During the second quarter of 2025, a gain related to the sale of non-current assets was not excluded from Adjusted EBITDA consistent with the Company’s stated definition. The presentation has been corrected in the fourth quarter and full-year 2025 results to conform to the Company’s definition of Adjusted EBITDA. This correction impacts only non-GAAP measures and had no effect on previously reported GAAP results.
(3)Represents one-time adjustments of office relocation cost and the branch conversions impacts. The branch conversions adjustment is reducing commission expense. In January 2024, nine of our Branches converted to Corporate Branches. Upon conversion, agents of the newly converted Corporate Branches became employees and received salaries, employee benefits, and bonuses for services rendered instead of commissions. As a result, we released a portion of the unpaid commissions related to the converted branches that we no longer are required to settle.
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
A reconciliation of Adjusted Free Cash Flow to Cash flow from Operating Activities, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

	Years Ended December 31,
	2025	2024
Cash Flow from Operating Activities	$53,501	$40,479
Purchase of property and equipment	(356)	(3,201)
Tax distribution to members(1)	(11,350)	(9,106)
Acquisition-related expenses	292	20
Adjusted Free Cash Flow	$42,087	$28,192

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
Liquidity and capital resources
Historical liquidity context
Our liquidity position and capital resources have evolved over time primarily as a result of organic growth, acquisitions, and financing activities, including the completion of IPO and related reorganization transactions in 2024. Historical cash flows and financing activities provide context for period-to-period changes in our liquidity; however, management’s assessment of liquidity and capital resources is focused on our current financial position, expected cash flows from operations, and anticipated capital requirements. Accordingly, the discussion below emphasizes our liquidity and capital resources as of December 31, 2025 and our ability to meet our obligations and fund our operations for the foreseeable future.
As of December 31, 2025, the Company had $155.9 million in cash and cash equivalents and $12.0 million in restricted cash, compared to $195.8 million and $9.6 million, respectively, as of December 31, 2024. The decrease in cash and cash equivalents for the year ended December 31, 2025 was primarily attributable to $61.9 million of cash paid for acquisitions, $15.9 million in member distributions, $10.0 million in other investments, and $3.1 million in tax withholding on equity vesting, partially offset by positive cash flows from operations of $53.5 million.
The Company maintains access to the $50.0 million Revolving Facility, of which zero was outstanding at December 31, 2025, all of which remained available for future borrowings as of December 31, 2025. We were in compliance with all financial covenants under our debt agreements as of the end of the reporting period. Management believes existing liquidity sources, together with cash generated from operations, will be sufficient to meet working capital, capital expenditure, and acquisition-related needs for at least the next 12 months.
On February 23, 2026, our Board approved a share repurchase program that authorizes the Company to repurchase up to $50 million of its outstanding Class A common stock. Share repurchases may be made from time to time on the open market, in privately negotiated transactions, using Rule 10b5-1 trading plans, or in any other manner that complies with the applicable securities law. The timing of purchases and number of shares repurchased under the program will depend upon a variety of factors including the Company’s stock price, trading volume, working capital or other liquidity requirements, and market conditions. The Company is not obligated to purchase any shares under the program and the program may be suspended or discontinued at any time without notice.
Credit agreements
On June 5, 2017, TWFG Holding, as borrower, entered into a credit agreement (as subsequently amended, the “Term Loan Credit Agreement”) with PNC Bank, National Association, as lender. On July 30, 2019, TWFG Holding entered into a third amendment to the Term Loan Credit Agreement pursuant to which it borrowed $4.0 million pursuant to a Term Loan B and used these proceeds for permitted acquisitions. On December 4, 2020, TWFG Holding entered into a fifth amendment to the Term Loan Credit Agreement pursuant to which it borrowed an additional $13.0 million pursuant to a Term Loan C and used these proceeds for permitted acquisitions (such amount, together with the amount borrowed on July 30, 2019, the “Term Loans”). On May 23, 2023, TWFG Holding entered into a ninth amendment to the Term Loan Credit Agreement to, among other provisions, provide additional flexibility under the covenants contained therein. The Term Loan B was fully repaid by its maturity on July 30, 2024. The aggregate principal amounts of the Term Loan C as of December 31, 2025 is $4.0 million as follows (in thousands):

Year ending December 31, 2026	$1,972
Year ending December 31, 2027	2,035
Total	$4,007

The Revolving Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank National Association, dated as of May 23, 2023 and as amended on June 20, 2024, provides a revolving credit facility to the Company, with commitments in an aggregate principal amount not to exceed $50.0 million (as so amended, the “Revolving Facility,” and together with the Term Loan Credit Agreement, the “Credit Agreements”). Borrowings constituting revolving loans under the Revolving Credit Agreement incur interest at the Term SOFR Rate (as defined therein) for the applicable interest period plus a margin based on the consolidated leverage ratio of the Company between 2% and 2.75%, and a 0.10% adjustment. The borrowings under the Revolving Facility may be used by the Company for permitted acquisitions, working capital and general corporate purposes. The Company pays a commitment fee on unutilized amounts under the Revolving Facility of 0.20% up to 0.35% based on the consolidated leverage ratio. As of December 31, 2025 and December 31, 2024, the Revolving Facility had an unutilized capacity of $50.0 million and $50.0 million, respectively.
Each of the Revolving Facility and the term loans requires the Company to maintain a consolidated leverage ratio of no greater than 2.00 to 1.00 (or, after the occurrence of certain acquisitions, 2.50 to 1.00). The Credit Agreements also contain covenants that, among other provisions and subject to certain exceptions, restrict our ability to pay dividends or other distributions, incur additional debt, engage in asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in transactions with affiliates, change our business or make investments. As of December 31, 2025 and December 31, 2024, the Company was in compliance with these covenants. The carrying amount of the Company’s variable rate debt as of December 31, 2025 and December 31, 2024 approximates fair value due to the short-term reset of the interest rate based on SOFR and the absence of a credit spread.
Interest on the Term Loan C accrues at Daily Simple Secured Overnight Financing Rate (“SOFR”) plus the Benchmark Replacement Adjustment of 0.11448%, 0.26161%, or 0.42826% for the one-month, three-month, or six-month borrowing periods, respectively. At our option, the revolving credit facility under the Revolving Facility accrues interest on amounts drawn at the Term SOFR Rate or Daily SOFR plus the SOFR Adjustment of 0.10% and Applicable Margin of 2.00% to 2.75%, each as defined in the Revolving Facility. The Term Loans and the Revolving Facility are collateralized by substantially all the Company’s assets, which includes rights to future commissions.
Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024	Variance
Net cash provided by operating activities from continuing operations	$53,501	$40,479	$13,022
Net cash (used in) investing activities from continuing operations	(70,378)	(25,055)	(45,323)
Net cash (used in) provided by financing activities from continuing operations	(20,546)	143,431	(163,977)
Net change in cash, cash equivalents and restricted cash from continuing operations	(37,423)	158,855	(196,278)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	205,323	46,468	158,855
Cash, cash equivalents and restricted cash from continuing operations, end of period	$167,900	$205,323	$(37,423)
Cash paid during the period for interest	$194	$2,298	$(2,104)
Cash paid during the period for taxes	$3,268	$—	$3,268

Comparison of the Years Ended December 31, 2025 and 2024
Operating activities
Operating activities from continuing operations provided $53.5 million and $40.5 million of cash for the years ended December 31, 2025 and 2024, respectively. The increase in net cash provided by operating activities was driven by a $12.6 million increase in net income, $7.4 million outflow from the change in working capital between periods, which was primarily attributable to timing of receivables and payables, and $7.9 million in net change of non-cash adjustments in the period which include amortization, stock-based compensation, gain on sale of intangibles and non-cash lease expense. See “—Consolidated Results of Operations” for additional information regarding the results of our operations.
Investing activities
Investing activities from continuing operations used $70.4 million and $25.1 million of cash for the years ended December 31, 2025 and 2024, respectively. Our net investing outflows increased primarily due to the higher level of intangible asset acquisitions in 2025 of $61.9 million compared to $21.9 million in 2024, partially offset by $1.8 million inflow from proceeds on the sale of intangible assets and other net decrease in investing outflows of $2.9 million. In addition, the Company made a $10.0 million other investment held by a third-party to facilitate premium financing arrangements during the period ended December 31, 2025. See Note 4, “Intangible Assets and Acquisitions” to our consolidated financial statements included elsewhere in this Annual Report for additional information regarding our asset acquisitions.
Financing activities
Financing activities from continuing operations used $20.5 million and provided $143.4 million of cash for the years ended December 31, 2025 and 2024, respectively. The change in our net financing outflows was primarily due to the absence of the $193.6 million net IPO proceeds received in the prior year, $41.5 million decrease in repayment of borrowings, $6.6 million increase in distributions to members, $3.1 million payment related to tax withholding on vesting of equity awards, and $2.1 million net decrease in carrier liabilities during the year ended December 31, 2025.
Future sources and uses of liquidity
Our sources of liquidity include (1) cash on hand, (2) net working capital, (3) cash flows from operations and (4) borrowings on our Credit Agreements. We expect that our primary liquidity needs will comprise of cash needed to (1) provide capital to facilitate the organic growth of our business, (2) pay operating expenses, including cash compensation to our independent agents and our employees, (3) potential future payments under the Tax Receivable Agreement, if exchanges of LLC Units occur (no such payments were required during 2025), (4) fund acquisitions, (5) pay interest and principal due on borrowings under our Credit Agreements, (6) pay income taxes and (7) make potential future payments of dividends, if and when declared by our board of directors. We expect to have sufficient financial resources to meet our business requirements over the next 12 months and for the long-term, including the ability to service our debt and contractual obligations, finance capital expenditures and make distributions, including tax distributions. Although cash from operations is expected to be sufficient to service these activities, we have the ability to borrow under our Credit Agreements to accommodate any timing differences in cash flows. Additionally, we may in the future access the capital markets to obtain equity or debt financing, if needed, including to pursue acquisition opportunities.
We have certain obligations related to debt maturities and operating leases. As of December 31, 2025, we had $1.3 million of non-cancelable operating lease obligations for the next 12 months. For the periods following the next 12 months, we have an additional $2.9 million of non-cancellable operating lease obligations. See Note 5, “Operating Leases,” to our consolidated financial statements included elsewhere in this Annual Report for additional information. In addition, as of December 31, 2025, we had $3.5 million of debt maturities for the next 12 months comprised of $2.0 million of the remaining balance under the Term Loan C, and $0.6 million in acquisition-related notes, and $0.9 million of acquisition-related payables. For the periods following the next 12 months, we have an additional $8.7 million of debt maturities representing $2.0 million under the Term Loan C, $0.5 million in acquisition-related notes, and $6.1 million of acquisition-related payables. As of December 31, 2025, there was no outstanding balances under our Revolving Facility. In the future, any outstanding balances under our Revolving Facility, if any, will become due and payable during 2028. Annual interest rates on the acquisition-related notes are 3.75%, 4.69% and 5.00%, and our effective interest rates on the Term Loan C for the year ended December 31, 2025 was 4.185%. As of December 31, 2025, we have an interest rate swap agreement associated with the Term Loan C, which converted the floating interest rates on these loans to fixed interest rates. See Note 6

“Derivatives” and Note 8, “Debt and Deferred Acquisition Payables” to our consolidated financial statements included elsewhere in this Annual Report for additional information.
Tax receivable agreement
As a result of our ownership of LLC Units in TWFG Holding, we are subject to U.S. federal, state and local income taxes with respect to our attributable share of any taxable income of TWFG Holding and are taxed at the prevailing U.S. federal income tax rates applicable to corporations. In addition to tax expenses, we also incur expenses related to our operations and we may be required to make payments under the Tax Receivable Agreement in the future, if and when exchanges of LLC Units occur. As of December 31, 2025, no exchanges had occurred, and no amounts were payable under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of LLC Unit exchanges and the resulting amounts we are likely to pay out to holders of LLC Units pursuant to the Tax Receivable Agreement; however, we estimate that such tax benefits and the related Tax Receivable Agreement payments may be substantial.
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
Critical accounting estimates
We prepare our consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments; however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe our significant accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. The accounting policies that we believe reflect our more significant estimates, judgments and assumptions that are most critical to understanding and evaluating our reported financial results are: revenue recognition, intangible assets impairment, income taxes and contingent consideration. See Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included elsewhere in this Annual Report for a summary of our significant accounting policies.
The critical accounting estimates relating to our significant accounting policies are as follows:
Revenue recognition
Commission income
Commission income represents the largest component of the Company’s revenue and is generated from commissions earned on the placement and servicing of insurance policies between insurance carriers and policyholders. The accounting for commission income requires management to make estimates and assumptions that involve judgment and uncertainty and that could materially affect the timing and amount of revenue recognized.
We consider commission income to be a critical accounting policy because determining the amount and timing of revenue recognition requires management to apply judgment in estimating amounts expected to be realized and in assessing the nature and timing of performance obligations. While management believes the estimates and assumptions used are reasonable, actual results may differ from those estimates.
For the majority of the Company’s commission arrangements, revenue is recognized at a point in time, generally at the binding or effective date of the insurance policy, when the Company has substantially completed its placement services. In certain arrangements, including policies assumed through take-out programs where the Company did not originate the policy, revenue is recognized over time as ongoing servicing obligations are performed over the remaining policy term.
The critical estimates and assumptions involved in recognizing commission income include:
•Estimated policy cancellations and endorsements, which impact the amount of commission ultimately earned and may result in adjustments to previously recognized revenue;
•Expected collectability, which is based on historical experience with insurance carrier partners and current market conditions;
•Estimation of variable consideration, including contingent commissions, as described below, which depend on future retention, loss experience, or premium volume and are recognized only to the extent that a significant reversal of revenue is not probable; and
•Determination of the servicing period for certain assumed policies, up to 12 months, which affects the timing of revenue recognition for commissions recognized over time.
Management develops these estimates using historical data by product type and tenure, adjusted for known trends or events that may affect future outcomes. Changes in these assumptions, particularly changes in cancellation patterns or servicing assumptions for assumed policies, could materially impact revenue recognized in future periods.
Because these estimates affect both the timing and amount of revenue recognized, changes in assumptions or differences between estimated and actual outcomes may affect comparability between reporting periods. In particular, changes in cancellation experience or the mix of commission arrangements recognized at a point in time versus over time may cause fluctuations in reported revenue that are not necessarily indicative of changes in underlying business activity or operating performance.
The recognition of commission income requires management to exercise judgment in determining whether the Company’s performance obligations are satisfied at a point in time or over time. For most policies placed by the Company, the performance obligation is satisfied at the time the policy is bound, as the Company’s primary obligation is the placement of coverage between the insurance carrier and the insured. For certain policies, including assumed or take-out policies where the Company did not originate the policy, the Company performs ongoing servicing activities that represent a performance obligation satisfied over time, and the related commission income is recognized over the remaining policy term.
Contingent income

The timing of revenue recognition and constraints applied to contingent commissions are based on estimates and assumptions. Contingent income is paid when we meet or exceed certain premium volumes and/or fall below specific loss ratio quotas predetermined by insurance carriers. Because of the uncertainty regarding estimated loss ratio and premium volume, we estimate the contingent income based on specific factors such as historical trends, written premium estimates, and loss ratios, which are used to accrue the contingent income during the year. The uncertainty regarding the estimated contingent income is primarily in the profitability of the insurance policies placed, as determined by the loss ratios maintained by the insurance carriers. The uncertainty is resolved upon receiving notification from the insurance carrier regarding actual profitability results. We evaluate the assumptions used to estimate contingent income and adjust those assumptions accordingly as experience changes.
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
We are required to apply judgment when determining if indicators of impairment exist. Any of the following factors, if present, may trigger an impairment review: (i) a significant underperformance relative to historical or projected future operations, (ii) significant negative or economic trends, and (iii) a significant decline in the market capitalization of the Company. If it is determined that the recoverability of the intangible asset is unlikely due to the existence of one of the triggering events noted above, an impairment analysis is performed. We must make assumptions regarding the estimated cash flows and other factors to determine the fair value of the identified asset. If these estimates or related assumptions change in the future, we may be required to record an impairment charge.
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
Based on our evaluation of this evidence, we have recorded a valuation allowance against our deferred tax assets. Estimating future taxable income is inherently uncertain and requires significant judgment. In projecting future taxable income, we consider our historical results, growth strategies, future market trends and incorporate certain other assumptions.
Changes in our estimates of future taxable income, changes in tax laws or rates, or other relevant factors could result in adjustments to our valuation allowance in future periods. Any such adjustments could have a material impact on our results of operations. Other than those potential impacts, we do not believe there is a reasonable likelihood there will be a material change in the tax related balances or valuation allowances. However, due to the complexity of some of these uncertainties, the ultimate resolution may significantly differ from our estimate.
Contingent Consideration
Certain acquisitions of select Books of Business that do or do not constitute a complete business enterprise include contingent consideration arrangements, which are based on the acquired Book of Business achieving thresholds related to future revenues or earnings before interest, tax, depreciation, and amortization. Contingent consideration arrangements can reduce the risk of overpaying for acquisitions if certain results are not achieved.
The Company accounts for contingent consideration relating to acquisitions as a Deferred Acquisition Payable and a corresponding asset adjustment at the date of acquisition. Once recognized, the contingent consideration is not derecognized until the contingency is resolved and the consideration is issued or becomes issuable. The Deferred Acquisition Payable is continually remeasured at each balance sheet date by recording changes in the fair value as an offsetting adjustment to the acquired asset in the Consolidated Balance Sheets. The ultimate settlement of the contingent consideration may be for amounts that are materially different from the amounts initially recorded and may cause volatility in the Company’s results of operations. The fair value of contingent consideration becomes more certain as the acquired Books of Business approach their respective settlement date.

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
Our investments are held primarily as cash and cash equivalents. These investments are subject to interest rate risk. The fair values of cash and cash equivalents as of December 31, 2025 and 2024 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material. We do not actively invest or trade in equity securities.
As of December 31, 2025, we had $155.9 million in cash and cash equivalents which earned interest income of $7.4 million. The impact of a hypothetical 100 basis point change in interest rates would have reduced/increased interest income by $0.7 million in the Consolidated Statements of Income.
As of December 31, 2025, we had approximately $4.0 million of borrowings outstanding under our Term Loan Credit Agreement. We repaid the outstanding balances of our Term Loan B and Revolving Facility in full as of December 31, 2025. As of December 31, 2024, we had approximately $5.9 million of borrowings outstanding under our Term Loan Credit Agreement. These borrowings accrue interest tied to SOFR and therefore interest expense under these borrowings is subject to change. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of TWFG, Inc.
Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of TWFG, Inc. and subsidiaries (the "Company") as of December 31, 2025, and 2024, the related Consolidated Statements of Income, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’/Members’ Equity and Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/Deloitte & Touche LLP
Houston, Texas
March 9, 2026

We have served as the Company's auditor since 2018.

TWFG, Inc.
Consolidated Statements of Income
(Amounts in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024	2023
Revenues
Commission income (related party: 2025- $13,986, 2024- $9,609 and 2023- $4,203)	$220,968	$183,158	$158,679
Contingent income	13,111	8,722	4,085
Fee income (related party: 2025- $3,397, 2024- $2,704 and 2023- $1,593)	12,992	10,562	8,311
Other income	1,441	1,318	968
Total revenues	248,512	203,760	172,043
Expenses
Commission expense	133,518	118,086	116,847
Salaries and employee benefits	37,636	29,064	13,970
Other administrative expenses (related party: 2025- $3,122, 2024- $1,478 and 2023- $415)	22,020	16,665	10,973
Depreciation and amortization	18,353	12,020	4,862
Total operating expenses	211,527	175,835	146,652
Operating income	36,985	27,925	25,391
Interest expense	(287)	(2,223)	(1,003)
Interest income	6,607	4,376	891
Other non-operating income (expense), net	1,140	9	(17)
Income before tax	44,445	30,087	25,262
Income tax expense	3,279	1,495	—
Net income from continuing operations	41,166	28,592	25,262
Net income from discontinued operation, net of tax	—	—	834
Net income	41,166	28,592	26,096
Less: net income attributable to noncontrolling interests	33,203	25,847	26,096
Net income attributable to TWFG, Inc.	$7,963	$2,745	$—

Weighted average shares of common stock outstanding (see Note 15):
Basic	14,914,346	14,772,115
Diluted	15,100,190	14,982,409
Earnings per share (see Note 15):
Basic	$0.53	$0.19
Diluted	$0.53	$0.19

See Notes to the Consolidated Financial Statements

TWFG, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	Years Ended December 31,
	2025	2024	2023
Net income	$41,166	$28,592	$26,096
Other comprehensive loss, net of tax:
Unrealized gain on investments of discontinued operation (net of tax expense 2025- $0, 2024- $0 and 2023- $44)	—	—	165
Unrealized (loss) gain on derivative instruments	(15)	214	109
Reclassification of realized losses on derivative instruments included in net income	(181)	(321)	(409)
Total other comprehensive income, net of tax	(196)	(107)	(135)
Comprehensive income	40,970	28,485	25,961
Less: comprehensive income attributable to noncontrolling interests	33,060	25,690	25,961
Comprehensive income attributable to TWFG, Inc.	$7,910	$2,795	$—

See Notes to the Consolidated Financial Statements

TWFG, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except share/unit data)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$155,926	$195,772
Restricted cash	11,974	9,551
Commissions receivable, net	37,322	27,067
Accounts receivable	7,469	7,839
Other current assets, net	12,827	1,619
Total current assets	225,518	241,848
Non-current assets
Intangible assets, net	138,632	72,978
Property and equipment, net	3,307	3,499
Lease right-of-use assets, net	4,189	4,493
Other non-current assets	689	610
Total assets	$372,335	$323,428

Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities
Commissions payable	$15,168	$13,848
Carrier liabilities	13,811	12,392
Operating lease liabilities	1,320	1,013
Short-term bank debt	1,972	1,912
Deferred acquisition payables	1,505	601
Other current liabilities	10,308	9,851
Total current liabilities	44,084	39,617
Non-current liabilities
Operating lease liabilities	2,897	3,372
Long-term bank debt	2,035	4,007
Deferred acquisition payables	6,669	1,122
Other non-current liabilities	—	24
Total liabilities	55,685	48,142
Commitment and contingencies (see Note 17)
Redeemable noncontrolling interest	17,901	—
Stockholders' Equity
Class A common stock ($0.01 par value per share - 300,000,000 authorized 15,028,681 and 14,811,874 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively)	150	148
Class B common stock ($0.00001 par value per share - 100,000,000 authorized 7,277,651 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively)	—	—
Class C common stock ($0.00001 par value per share -100,000,000 authorized 33,893,810 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively)	—	—
Additional paid-in capital	59,951	58,365
Retained earnings	23,251	15,288
Accumulated other comprehensive income	30	83
Total stockholders' equity attributable to TWFG, Inc.	83,382	73,884
Noncontrolling interests	215,367	201,402
Total stockholders' equity	298,749	275,286
Total liabilities, redeemable noncontrolling interest, and equity	$372,335	$323,428

See Notes to the Consolidated Financial Statements

TWFG, Inc.
Consolidated Statements of Changes in Redeemable
Noncontrolling Interest and Stockholders’/Members’ Equity
(Amounts in thousands, except share/unit data)

	Class A Common Stock		Class B Voting Stock		Class C Voting Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity Attributable to TWFG, Inc./ Members' Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interest
Balance at December 31, 2024	14,811,874	$148	7,277,651	$—	33,893,810	$—	$58,365	$15,288	$83	$73,884	$201,402	$275,286	$—
Net income	—	—	—	—	—	—	—	1,338	—	1,338	5,515	6,853	—
Cash distributions to members	—	—	—	—	—	—	—	—	—	—	(2,024)	(2,024)	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(18)	(18)	(50)	(68)	—
Stock-based compensation	—	—	—	—	—	—	1,204	—	—	1,204	—	1,204	—
Vesting of restricted stock units	134,018	1	—	—	—	—	—	—	—	1	—	1	—
Tax withholding on vesting of equity awards	(41,809)	—	—	—	—	—	(1,195)	—	—	(1,195)	—	(1,195)	—
Balance at March 31, 2025	14,904,083	$149	7,277,651	$—	33,893,810	$—	$58,374	$16,626	$65	$75,214	$204,843	$280,057	$—
Net income	—	—	—	—	—	—	—	1,957	—	1,957	6,970	8,927	73
Cash distributions to members	—	—	—	—	—	—	—	—	—	—	(11,239)	(11,239)	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(13)	(13)	(37)	(50)	—
Acquisition of TWFG MGA FL, LLC	—	—	—	—	—	—	—	—	—	—	—	—	9,688
Stock-based compensation	—	—	—	—	—	—	1,515	—	—	1,515	—	1,515	—
Vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2025	14,904,083	$149	7,277,651	$—	33,893,810	$—	$59,889	$18,583	$52	$78,673	$200,537	$279,210	$9,761
Net income	—	—	—	—	—	—	—	1,722	—	1,722	7,033	8,755	865
Cash distributions to members	–	—	—	—	—	—	—	—	—	—	(2,587)	(2,587)	—
Other comprehensive loss	–	—	–	—	–	—	—	—	(12)	(12)	(29)	(41)	—
Acquisition of TWFG MGA FL, LLC	–	—	–	—	–	—	—	—	—	—	—	—	801
Stock-based compensation	–	—	–	—	–	—	987	—	—	987	—	987	—
Vesting of restricted stock units	151,174	1	–	—	–	—	—	—	—	1	—	1	—
Tax withholding on vesting of equity awards	(49,831)	—	–	—	–	—	(1,562)	—	—	(1,562)	—	(1,562)	—
Shelf registration costs	–	—	–	—	–	—	(445)	—	—	(445)	—	(445)	—
Balance at September 30, 2025	15,005,426	$150	7,277,651	$—	33,893,810	$—	$58,869	$20,305	$40	$79,364	$204,954	$284,318	$11,427
Net income	–	–	–	–	–	–	—	2,946	—	2,946	10,452	13,398	2,295
Cash distributions to members	–	–	–	–	–	–	—	—	—	—	(12)	(12)	—
Other comprehensive loss	–	–	–	–	–	–	—	—	(10)	(10)	(27)	(37)	—
Acquisition of TWFG MGA FL, LLC	–	—	–	—	–	—	—	—	—	—	—	—	4,179
Stock-based compensation	–	—	–	—	–	—	872	—	—	872	—	872	—
Vesting of restricted stock units	–	—	–	—	–	—	—	—	—	—	—	—	—
Tax withholding on vesting of equity awards	–	—	–	—	–	—	(389)	—	—	(389)	—	(389)	—
Equity issuance per acquisitions	23,255	—	–	—	–	—	599	—	—	599	—	599	—
Balance at December 31, 2025	15,028,681	$150	7,277,651	$—	33,893,810	$—	$59,951	$23,251	$30	$83,382	$215,367	$298,749	$17,901
See Notes to the Consolidated Financial Statements

TWFG, Inc.
Consolidated Statements of Changes in Redeemable
Noncontrolling Interest and Stockholders’/Members’ Equity
(Amounts in thousands, except share/unit data)

	Members’ Equity		Class A Common Stock		Class B Voting Stock		Class C Voting Stock
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity Attributable to TWFG, Inc./ Members' Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 31, 2023	631,750	$632	—	$—	—	$—	—	$—	$25,114	$4,805	$500	$31,051	$—	$31,051
Net income	—	—	—	—	—	—	—	—	—	6,629	—	6,629	—	6,629
Shares issued	27,689	28	—	—	—	—	—	—	30,018	—	—	30,046	—	30,046
Cash distributions to members	—	—	—	—	—	—	—	—	—	(2,420)	—	(2,420)	—	(2,420)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	23	23	—	23
Balance at March 31, 2024	659,439	$660	—	$—	—	$—	—	$—	$55,132	$9,014	$523	$65,329	$—	$65,329
Net income	—	—	—	—	—	—	—	—	—	6,918	—	6,918	—	6,918
Cash distributions to members	—	—	—	—	—	—	—	—	—	(4,679)	—	(4,679)	—	(4,679)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(56)	(56)	—	(56)
Balance at June 30, 2024	659,439	$660	—	$—	—	$—	—	$—	$55,132	$11,253	$467	$67,512	$—	$67,512
Net income prior to the Reorganization Transactions and IPO (see Note 1)	—	—	—	—	—	—	—	—	—	1,290	—	1,290	—	1,290
Other comprehensive loss prior to the Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	—	(33)	(33)	—	(33)
Balance at Balance Prior to the Reorganization Transactions	659,439	$660	—	$—	—	$—	—	$—	$55,132	$12,543	$434	$68,769	$—	$68,769
Effect of the Reorganization Transactions	(659,439)	(660)	2,161,874	22	7,277,651	—	33,893,810	—	(191,733)	—	(319)	(192,690)	192,690	—
Issuance of Class A common stock at the IPO, net of underwriting costs	—	—	12,650,000	126	—	—	—	—	200,548	—	—	200,674	—	200,674
Capitalized offering costs	—	—	—	—	—	—	—	—	(7,800)	—	—	(7,800)	—	(7,800)
Net income after the Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	1,154	—	1,154	4,449	5,603
Other comprehensive loss after the Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	—	(33)	(33)	(91)	(124)
Stock-based compensation	—	—	—	—	—	—	—	—	1,012	—	—	1,012	—	1,012
Balance at September 30, 2024	—	$—	14,811,874	$148	7,277,651	$—	33,893,810	$—	$57,159	$13,697	$82	$71,086	$197,048	$268,134
Net income	—	—	—	—	—	—	—	—	—	1,591	—	1,591	6,561	8,152
Cash distributions to members	—	—	—	—	—	—	—	—	—	—	—	—	(2,208)	(2,208)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	1	1	1	2
Stock-based compensation	—	—	—	—	—	—	—	—	1,206	—	—	1,206	—	1,206
Balance at December 31, 2024	–	$—	14,811,874	$148	7,277,651	$—	33,893,810	$—	$58,365	$15,288	$83	$73,884	$201,402	$275,286
See Notes to the Consolidated Financial Statements

TWFG, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net income	$41,166	$28,592	$26,096
Less: Net income from discontinued operation, net of tax	—	—	834
Net income from continuing operations	41,166	28,592	25,262
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	18,353	12,020	4,862
Net gain on sales of intangible assets and property and equipment	(1,119)	—	(84)
Stock-based compensation expense	4,578	2,219	—
Non-cash lease expense	1,358	1,041	704
Other non-cash items	(14)	9	12
Change in:
Commissions receivable, net	(10,255)	(8,022)	(4,088)
Accounts receivable	370	(1,756)	(383)
Other current and non-current assets	(1,480)	12	(362)
Commissions payable	1,320	1,360	2,984
Operating lease liabilities	(1,209)	(1,085)	(755)
Other current liabilities	433	6,089	1,163
Net cash provided by operating activities from continuing operations	53,501	40,479	29,315
Net cash provided by operating activities from discontinued operation	—	—	839
Net cash provided by operating activities	53,501	40,479	30,154
Cash Flows from Investing Activities
Proceeds from sale of books of business	1,841	—	928
Proceeds from sale of property and equipment	49	—	—
Purchase of intangible assets	(61,912)	(21,854)	(15,387)
Purchase of property and equipment	(356)	(3,201)	(260)
Other investment	(10,000)	—	—
Net cash (used in) investing activities from continuing operations	(70,378)	(25,055)	(14,719)
Net cash provided by investing activities from discontinued operation	—	—	64
Net cash (used in) investing activities	(70,378)	(25,055)	(14,655)
Cash Flows from Financing Activities
Proceeds from borrowings	—	—	41,000
Repayment of borrowings	(1,912)	(43,437)	(2,643)
Distributions to members	(15,862)	(9,307)	(33,406)
Cash derecognized upon distribution of EVO to members	—	—	(2,229)
Net proceeds from IPO, net of underwriting costs	—	193,552	—
Payment of shelf registration costs	(445)	—	—
Payment of deferred offering costs	—	—	(796)
Payment of equity issuance costs	—	(38)	—
Tax withholding on vesting of equity awards	(3,146)	—	—
Increase in carrier liabilities	2,899	4,754	209
Decrease in carrier liabilities	(1,480)	(1,093)	(511)
Payment of deferred acquisition payable	(600)	(1,000)	(14)
Net cash (used in) provided by financing activities from continuing operations	(20,546)	143,431	1,610
Net cash (used in) financing activities from discontinued operation	—	—	(11,305)
Net cash (used in) provided by financing activities	(20,546)	143,431	(9,695)

See Notes to the Consolidated Financial Statements

TWFG, Inc.
Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)

	Years Ended December 31,
	2025	2024	2023

Net change in cash, cash equivalents and restricted cash from continuing operations	$(37,423)	$158,855	$16,206
Net change in cash, cash equivalents and restricted cash from discontinued operation	—	—	(10,402)
Net change in cash, cash equivalents and restricted cash	(37,423)	158,855	5,804
Cash, cash equivalents and restricted cash from continuing operations - beginning balance	205,323	46,468	30,262
Cash, cash equivalents and restricted cash from discontinued operation - beginning balance	—	—	10,402
Cash, cash equivalents and restricted cash - beginning balance	205,323	46,468	40,664
Cash, cash equivalents and restricted cash - ending balance	167,900	205,323	46,468
Less: Cash, cash equivalents and restricted cash from discontinued operation - ending balance	—	—	—
Cash, cash equivalents and restricted cash from continuing operations - ending balance	$167,900	$205,323	$46,468

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$155,926	$195,772	$39,297
Restricted cash	11,974	9,551	7,171
Cash, cash equivalents and restricted cash, end of period	$167,900	$205,323	$46,468

Net change in cash and cash equivalents	$(39,846)	$156,475	$6,565
Net change in restricted cash	2,423	2,380	(761)
Net change in cash, cash equivalents and restricted cash	$(37,423)	$158,855	$5,804

Supplemental disclosures of cash flow information:
Cash paid for interest	$194	$2,298	$832
Cash paid for taxes	$3,268	$—	$—

Non-cash investing activities:
Additions to intangible assets and offsetting additions to deferred acquisition payable	$7,052	$840	$6,420
Additions to intangible assets and offsetting additions to members' equity	$599	$25,560	$—
Additions to intangible assets and offsetting additions to other current liabilities	$—	$8	$—
Additions to intangible assets and offsetting to redeemable noncontrolling interest	$14,688	$—	$—
Non-cash financing activities:
Settlement of deferred acquisition payable through the issuance of Class A common units	$—	$4,524	$—
Distribution to members	$—	$—	$6,260
Unpaid deferred offering costs	$—	$—	$1,228

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
TWFG MGA FL, LLC (“TWFG-MGA FL”) is a Managing General Agency that distributes personal lines insurance products to independent agents in the State of Florida.
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

In 2025, 23,255 shares of Class A Commons Stock were issued as part of acquisitions. In addition, 193,552 shares of Class A Common Stock were issued upon vesting of restricted stock units (“RSUs”) in accordance with the Company's 2024 Omnibus Incentive Plan (the “2024 Incentive Plan”) as of December 31, 2025. See Note 11 Stock-Based Compensation.
Reorganization Transactions
In connection with the Company’s IPO in July 2024, the Company completed a series of Reorganization Transactions that resulted in the establishment of an Up-C organizational structure. As a result of these transactions, TWFG Holding became the predecessor for financial reporting purposes.
The Reorganization Transactions were accounted for as a reorganization of entities under common control. Accordingly, the consolidated financial statements reflect the historical carrying amounts of the assets and liabilities of TWFG Holding and its subsidiaries, with no step-up in basis, no recognition of goodwill, and no gain or loss recorded as a result of the transactions.
Following the completion of the Reorganization Transactions, TWFG, Inc. became the sole managing member of TWFG Holding and consolidates TWFG Holding for financial reporting purposes. The ownership interests in TWFG Holding not held by the Company are reflected as noncontrolling interests in the consolidated financial statements. Net income is allocated between the Company and the noncontrolling interest holders based on their respective ownership interests.
The Reorganization Transactions did not result in any changes to the underlying operations of the business and had no impact on the Company’s consolidated results of operations other than the allocation of net income between controlling and noncontrolling interests. The effects of the Reorganization Transactions are reflected in the consolidated financial statements beginning on the date of completion.
Additional details regarding the legal structure and mechanics of the Reorganization Transactions are described in the Company’s Registration Statement on Form S-1 and related filings with the Securities and Exchange Commission.
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
Use of Estimates
The preparation of the consolidated financial statements and notes thereto requires management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and in the notes thereto. Such estimates and assumptions could change in the future as circumstances change or more information becomes available, which could affect the amounts reported and disclosed herein.
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

Commission Income
The Company derives its revenues primarily from the placement of insurance contracts between insurance carriers and insureds. Revenues are recognized when the performance obligation of placing the policy has been met and the policy is in effect, based on the effective date of the policy. Commission income is an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company does not have any significant financing components. The Company incurs costs to fulfill contracts primarily through sales commissions paid to agents. In circumstances in which the contract is one year or less, the costs incurred to place the contract are expensed as a practical expedient.
The Company’s customers are insurance carriers, as the Company acts as an agent to assist the insureds to identify a policy and carrier that best meets the needs of the insured. The Company contracts with various insurance carriers and earns commissions for the initial term of the policy on policies placed with insurance carriers. Contracts with the insurance carriers are non-exclusive and can typically be terminated unilaterally by either party. Additionally, the Company and the insurance carrier can agree to amend provisions in the contracts relating to the prospective commission rates paid to the Company for new policies sold.
Revenue from performance obligations is satisfied at the point in time in which the current term of the policy is placed and effective. These contracts are executed by the Company on behalf of the insurance carriers to the policyholder. For performance obligations related to the placement of insurance contracts, control transfers to the policyholder at a point in time at which all performance obligations have been fulfilled as evidenced by the binding of a policy. Commissions are established by contract between the Company and the insurance carrier and are calculated as a percentage of the premium for the underlying insurance policy. The Company records revenue when the underlying insurance contracts are bound for the commission expected to be received for the current term of the policy, net of any estimated refunds due to policy cancellations. Commissions related to renewed policies are recognized at the time the policy renews and the new policy becomes effective. The only material promise to be performed by the Company is to sell the policy. While agreements may indicate certain administrative support such as to provide the underlying insured with policy information, such promises are immaterial in the context of the contract and are not identified as performance obligations. Additionally, the Company has concluded that they are required to “re-sell” the policy on an annual basis. As a result, a single performance obligation exists for each policy term. This coincides with the efforts of placing renewed policies with the insurance carrier.
Costs to obtain insurance contracts, including producer commissions and other incremental acquisition costs, are expensed as incurred as the amortization period of the related asset would be one year or less.
Commission Income - Assumed
Commission income related to insurance policies assumed through takeout programs represents consideration earned for providing ongoing servicing and administrative support for in-force policies. Because the Company did not place the original insurance contract between the carrier and the insured, the Company’s performance obligation relates to the ongoing servicing over the life of the policies. The Company satisfies this performance obligation over time as policyholders simultaneously receive and consume the benefits of servicing. Accordingly, commission income associated with assumed policies is recognized ratably over the remaining policy coverage period, which represents the Company’s measure of progress in transferring services.
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
Restricted Cash
In certain cases, the Company collects premiums from insureds and, after deducting our commissions and fees, remits the premiums to insurance carriers. The Company also collects surplus line taxes for remittance to state taxing authorities. Additionally, the Company has an agreement with certain insurance carriers whereby it remits claim payments and/or premium refunds to the insured on behalf of the insurance carriers. While the Company is in possession of the premiums, claims payments and surplus line taxes, the Company may invest those funds in interest-bearing demand deposit accounts with banks, in which interest income on these unremitted amounts is included in Other income in the Consolidated Statements of Income. These unremitted amounts are reported as Restricted cash in the Consolidated Balance Sheets. Restricted cash amounting to $12.0 million and $9.6 million as of December 31, 2025 and 2024, respectively, is comprised of interest-bearing bank deposits.
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

As of December 31, 2025 and 2024, the Company reported Carrier liabilities amounting to $13.8 million and $12.4 million, respectively. Carrier liabilities are recognized based on premiums written, while Restricted cash is recorded based on premiums collected. This basis difference, coupled with the timing of settling the commissions and fees on collected premiums, resulted in differences between the amount reported in Restricted cash and Carrier liabilities.
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
Allowance for Credit Losses
The Company’s receivables are shown net of an allowance for credit losses, which are based on a combination of credit quality indicators, including, but not limited to, payment status, historical charge-offs, and financial strength of the insurance carriers for Commissions receivable, and production performance and age of balances for Receivables from agents. See Note 3 Revenues for additional information about the Company’s Allowance for Credit Losses.
Intangible Assets, net and Acquisitions
Intangible assets are stated at cost, less accumulated amortization, and consist of computer software development costs, non-compete agreements, purchased customer lists, and customer relationships. Computer software development costs are amortized on the straight-line method over three or five years. Non-compete agreements are amortized on the straight-line method over the term of the non-compete agreements. Customer lists represent amounts paid by insurance agencies to buy a list of active policies or insureds. As these policies renew, the Company realizes an income stream from commissions. Customer lists are amortized on the straight-line method over eight to ten years. Customer relationships represent the amount paid by the Company to acquire TWFG MGA FL. The Company realizes an income stream from commissions related to the acquired interest. The customer relationship asset is amortized on the straight-line method over six years.
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
The Company accounts for asset acquisitions using the cost accumulation and allocation model, whereby the costs of acquisition are allocated to the assets acquired on a relative fair value basis in accordance with the Company’s accounting policies. The asset is initially recorded in accordance with the cost accumulation method based on the determined purchase price and, is then amortized over its estimated useful life.
Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable. If indicators of impairment exist, the Company assesses the recoverability of its intangible assets by reviewing the estimated future undiscounted cash flows generated by the corresponding asset or asset group. If based on the assessment, the Company determines that the intangible assets are impaired, such assets are written down to their fair values with the related impairment losses recognized in the Consolidated Statements of Income. There were no impairments recorded for the years ended December 31, 2025 and 2024.
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

Property and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable. If indicators of impairment exist, the Company assesses its recoverability by reviewing the estimated future undiscounted cash flows generated by the corresponding asset or asset group. If based on the assessment, the Company determines that the property and equipment are impaired, such assets are written down to their fair values with the related impairment losses recognized in the result of operations. There were no impairments recorded for the years ended December 31, 2025 and 2024.
Assets held for sale are reported at the lower of the carrying value or fair value, less costs to sell.
Deferred Offering Costs
Deferred offering costs, which consisted of direct incremental legal, accounting, consulting, and other fees and expenses related to the IPO were capitalized in Deferred offering costs on the Consolidated Balance Sheets. The deferred offering costs were offset against IPO proceeds upon the consummation of the IPO. Upon closing of the IPO on July 19, 2024, total deferred offering costs of $7.8 million were recorded to additional paid-in capital to offset the IPO proceeds. The Company had no deferred offering costs as of December 31, 2025 and 2024.
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
At the inception of the hedging relationship, the Company formally documents its designation of the hedge as a cash flow hedge and the risk management objective and strategy for undertaking the hedging transaction. The Company identifies how the hedging instrument is expected to hedge the designated risks related to the hedged item and the method that will be used to retrospectively and prospectively assess the hedge effectiveness and the method which will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the hedge accounting relationship. For derivative instruments designated as a cash flow hedge, all changes in the fair value of the hedging derivative are reported within accumulated other comprehensive income and the related gains or losses on the derivative are reclassified into earnings when the cash flows of the hedged item affect earnings. For a derivative not designated as a hedge, changes in the derivative’s fair value and any income received or paid on derivatives at the settlement date are included in earnings. See Note 6 Derivatives for additional information about the Company’s derivative instruments.
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
Contingent Consideration
The Company accounts for contingent consideration relating to asset acquisitions as a Deferred Acquisition Payable liability and an increase to the cost of the acquired assets on a relative fair value basis at the date of acquisition. Once recognized, the Deferred Acquisition Payable liability is not derecognized until the contingency is resolved and the consideration is issued or becomes issuable. If the amount initially recognized as a liability exceeds the fair value of the contingent consideration issued or issuable, the entity recognizes that amount as a reduction to the cost of the acquired assets. The Deferred Acquisition Payable is continually remeasured at each balance sheet date by recording changes in the fair value as an adjustment to the acquired asset in the Consolidated Balance Sheets. The ultimate settlement of Deferred Acquisition Payable liabilities relating to asset acquisitions may be for amounts that are materially different from the amounts initially recorded.
The Company determines the fair value of contingent consideration liabilities based on future cash flow projections under various potential scenarios and weighs the probability of these outcomes as discussed further in Note 9 Fair Value Measurements.
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

Noncontrolling Interests
Pursuant to the Reorganization Transactions, as described in Note 1 Organization and Basis of Presentation, the Company is organized in an “Up-C” structure with the Company owning only a portion of its consolidated subsidiaries. Noncontrolling interests represent the economic interests in TWFG Holding held by the Continuing Pre-IPO LLC Members. Income or loss is attributed to the noncontrolling interests based on the weighted average Pre-IPO Members’ LLC Unit interests outstanding during the period. The noncontrolling interests can be exchanged at the election of the Company, for shares of Class A Common Stock on a one-for-one basis or a cash payment equal to the volume weighted average market price of one share of Class A Common Stock for each LLC Unit exchanged. The noncontrolling interests' ownership percentage can fluctuate over time as the Continuing Pre-IPO LLC Members elect to exchange their LLC Units, together with their corresponding shares of Class B and Class C Common Stock, for Class A Common Stock. Because redemption for cash is solely within the control of the Company, noncontrolling interests are presented in permanent equity.
Redeemable Noncontrolling Interest
ASC Topic 480, Distinguishing Liabilities from Equity, requires noncontrolling interests that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer.
Redeemable noncontrolling interests are reported at estimated redemption value measured as the greater of estimated fair value at the end of each reporting period or the historical cost basis of the redeemable noncontrolling interest adjusted for cumulative earnings or loss allocations. The resulting increases or decreases to redemption value, if applicable, are recognized as adjustments to retained earnings. See Note 10 Stockholders’ Equity for more information relating to the redeemable noncontrolling interest.
Stock-Based Compensation
The Company has RSUs under its 2024 Omnibus Incentive Plan. The Company measures all RSUs granted to employees, directors and non-employees at fair value at each grant date based on the price of the Company’s common stock at the date of grant.
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
The Company has granted performance and service based awards to certain key employees, in the form of Performance Stock Unit (“PSUs”), which are earned based on the achievement of certain performance targets and continuous service. The PSUs are subject to a two-year measurement period during which the number of Class A Common Stock to be issued in settlement of the PSUs remains uncertain until the end of the measurement period and will cliff vest based on the level of achievement with respect to the applicable performance criteria. The PSUs are divided into two tranches: 50% EBITDA PSUs and 50% Revenue PSUs. The EBITDA PSUs performance vest based on the achievement of certain cumulative EBITDA targets over the performance period. The Revenue PSUs performance vest based on the achievement of certain cumulative organic revenue targets over the performance period. In addition, the PSUs granted to certain employees are contingent generally upon the employee’s continuous service with the Company through the third anniversary of the grant date. Subsequent to such measurement period, the vesting of PSUs is subject to certification by the compensation committee of the Company’s board of directors (the “Board”). If the vesting conditions of the PSUs are not met the awards will be forfeited.
All stock-based compensation expense is recorded in Salaries and employee benefits in the Consolidated Statements of Income.

Earnings Per Share
The Company’s basic earnings (loss) per share attributable to Class A common stockholders is calculated by dividing the net income (loss) attributable to the Company by the weighted-average number of shares of Class A Common Stock outstanding. The computation of net income (loss) attributable to the Company is computed by deducting net income or loss attributable to noncontrolling interests from the consolidated net income or loss. Shares of non-economic Class B common stock, par value $0.00001 per share (“Class B Common Stock” or “Class B Voting Stock”), and non-economic Class C common stock, par value $0.00001 per share (“Class C Common Stock” or “Class C Voting Stock”) do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B and Class C Common Stock under the two-class method has not been presented.
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
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Under this method, the Company determines deferred tax assets and liabilities on the basis of the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company evaluates the realizability of its deferred tax assets and has recorded a valuation allowance to the extent it has determined that it is more likely than not that such deferred tax assets will not be realized. In making this determination, the Company considers all available positive and negative evidence, including estimates of future taxable income and prudent and feasible tax-planning strategies.
Income tax expense was $3.3 million for the year ended December 31, 2025. The estimated effective tax rate was 7.4% for the year ended December 31, 2025, which is different from the 21% statutory rate primarily because prior to the completion of the Reorganization Transactions, the Company was taxed as a partnership and the taxable income was included in the taxable income of its members. As a result, a provision or liability for federal income tax is not reflected in the consolidated financial statements of the Company for the year ended December 31, 2023. Upon completion of the Reorganization Transactions, income tax expense is recognized only on the portion of earnings attributable to the Company in the periods following the consummation of the Reorganization Transactions.
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
Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-09, Improvement to Income Tax Disclosures that requires disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, and additional information about federal, state, local and foreign income taxes. The standard also requires annual disclosure of income taxes paid (net of refunds received), disaggregated by jurisdiction. This guidance is effective for fiscal year end December 31, 2025. The standard was applied on a retrospective basis. The Company has adopted this standard as disclosed in Note 12 Income Tax.
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
3.REVENUES
The following table presents the disaggregation of revenues by major source (in thousands):

	Years Ended December 31,
	2025	2024	2023
Commission income	$220,968	$183,158	$158,679
Contingent income	13,111	8,722	4,085
Fee income
Policy fees	4,392	3,538	2,100
Branch fees	5,276	4,736	2,982
License fees	2,719	1,895	2,695
TPA fees	605	393	534
Other income	1,441	1,318	968
Total revenues	$248,512	$203,760	$172,043

The Company operates through two primary offerings, which are Insurance Services and TWFG MGA. The following table presents the disaggregation of revenues by offerings (in thousands):

	Years Ended December 31,
	2025	2024	2023
Insurance Services
Agency-in-a-box	$152,831	$135,166	$132,350
Corporate Branches	43,230	33,367	6,873
TWFG MGA	50,763	33,719	31,184
Other	1,688	1,508	1,636
Total revenues	$248,512	$203,760	$172,043

As of December 31, 2025 and December 31, 2024, the Commissions receivable reported in the Consolidated Balance Sheets had a balance of $37.3 million and $27.1 million, respectively, and had an opening balance of $19.1 million as of January 1, 2024. The change in the Commission receivable balance was due to increased revenue for the year ended December 31, 2025. The Company has no contract liabilities as of December 31, 2025, December 31, 2024, and January 1, 2024.
The following table provides a summary of changes in the Company’s allowance for expected credit losses (in thousands):

	Years Ended December 31,
	2025	2024
Beginning of period	$415	$312
Write-offs	—	—
Increase in provision	473	103
End of period	$888	$415

The Progressive Corporation accounted for 11% and 13% of total revenues for the year ended December 31, 2025 and December 31, 2024, respectively. The Travelers Companies, Inc. accounted for 10% of total revenue for the year ended December 31, 2023. No other customers individually accounted for 10% or more of the Company’s total revenues for the years ended December 31, 2025, 2024, and 2023.

4.INTANGIBLE ASSETS AND ACQUISITIONS
Customer Lists and Software Acquisitions
During the year ended December 31, 2025, the Company acquired customer lists and computer software totaling to $54.8 million, of which $52.2 million was paid in cash at closings. The additional $2.0 million and $0.6 million relates to future contingent cash payments for the acquired customer lists which are recorded in the Deferred Acquisition Payables and additional paid-in capital on the Consolidated Balance Sheets.
During the year ended December 31, 2024, the Company acquired customer lists and computer software totaling $48.3 million, of which $21.9 million was paid in cash at closings. The additional $25.6 million and $0.8 million relates to equity issuance and acquisition payables for the acquired customer lists which are recorded in the Deferred Acquisition Payables on the Consolidated Balance Sheets.

Acquisition of TWFG MGA FL, LLC
During the second quarter of 2025, the Company acquired a 50.1% equity interest in TWFG MGA FL for a total cash consideration of $9.7 million at closing. The acquisition agreement also provides for a contingent payment of up to $5.0 million, payable upon achievement of defined performance metrics within one year of closing, and includes a put option for the remaining 49.9% interest held by AIH Sub, Inc. The transaction was accounted for as an asset acquisition under the cost accumulation model, with the acquired customer relationship intangible asset identified as the single substantive asset acquired. The Company recognized a customer relationship intangible asset with an acquisition-date fair value of $29.4 million, and a redeemable noncontrolling interest of $14.7 million, representing the fair value of the ownership interest held by AIH Sub, Inc. The customer relationship intangible asset is being amortized on a straight-line basis over six years.
Additionally, the Company acquired 5.7% equity interest in AIH Sub, Inc., an unconsolidated related party, for $0.3 million in cash; as a result of this transaction. See Note 10 Stockholders’ Equity for more information regarding the redeemable noncontrolling interest.
As of December 31, 2025, TWFG MGA FL is expected to result in achievement of the full $5.0 million earn out. Therefore, the Company recognized the full earn out as a Deferred Acquisition Payable in the Consolidated Balance Sheets for the year ended December 31, 2025.
Net Gains on Disposals
Occasionally, the Company will sell Books of Business that it believes to be in its best interest to dispose. For the year ended December 31, 2025, the Company recognized a $1.1 million net gain on sales of Books of Business to third parties.
The following table presents information about the Company’s intangible assets (in thousands):

	December 31, 2025					December 31, 2024
	Customer Lists	Computer Software	Non-Compete Agreements	Customer Relationship	Total	Customer Lists	Computer Software	Non-Compete Agreements	Total
Cost
Balance, beginning of period	$96,553	$8,564	$275	$—	$105,392	$48,997	$7,858	$275	$57,130
Additions(1)	54,185	652	—	29,395	84,232	47,556	706	—	48,262
Disposals(2)	(1,159)	—	—	—	(1,159)	—	—	—	—
Balance, end of period	149,579	9,216	275	29,395	188,465	96,553	8,564	275	105,392
Accumulated amortization	40,060	7,364	275	2,134	49,833	25,482	6,660	272	32,414
Net carrying amount, end of period	$109,519	$1,852	$—	$27,261	$138,632	$71,071	$1,904	$3	$72,978

	2025					2024
	Customer Lists	Computer Software	Non-Compete Agreements	Customer Relationship	Total	Customer Lists	Computer Software	Non-Compete Agreements	Total
Years Ended December 31,
Amortization expense	$14,971	$704	$3	$2,134	$17,812	$10,703	$976	$42	$11,721

(1)Customer list, computer software, and customer relationship intangible assets acquired during the year ended December 31, 2025 have a weighted average amortization period of 7.3 years, 4.3 years, and 5.3 years, respectively. The weighted-average amortization period for all intangible assets acquired in 2025 is 7.0 years.
(2)For the year ended December 31, 2025, the Company recognized a net gain of $1.1 million on the sale of customer lists.

The following table presents the future amortization for intangible assets as of December 31, 2025 (in thousands):

	Customer Lists	Computer Software	Customer Relationship
2026	$17,341	$661	$4,981
2027	17,294	563	4,981
2028	17,257	376	4,981
2029	17,179	186	4,981
2030	16,789	66	4,981
Thereafter	23,659	—	2,356
Total	$109,519	$1,852	$27,261

5.OPERATING LEASES
The following table summarizes the Company’s lease costs and supplemental cash flow information related to its operating leases (dollar amounts in thousands):

	Years Ended December 31,
	2025	2024
Operating lease costs reported in Other administrative expenses	$1,559	$1,089
Short-term operating lease costs reported in Other administrative expenses	72	104
Total lease costs	$1,631	$1,193

Weighted average remaining lease term (in years)	5.7 years	5.9 years
Weighted average discount rate	4.38%	4.33%

Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases reported in change in operating lease liabilities	$1,407	$1,131
Operating lease non-cash items:
Non-cash right-of-use assets obtained in exchange for new operating lease liabilities, net of terminations	$1,056	$3,158

The estimated future minimum payments of operating leases as of December 31, 2025 (in thousands):

2026	$1,534
2027	951
2028	627
2029	417
2030	357
Thereafter	1,135
Total undiscounted future lease payments	5,021
Less: imputed interest	(803)
Present value of lease liabilities	$4,218

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
The interest rate swap agreement entered on July 30, 2019 with the original notional amount of $4.0 million matured on July 30, 2024. The notional amount of the interest rate swaps as of December 31, 2025 and 2024 is $13.0 million and $13.0 million, respectively. As of December 31, 2025 and 2024, the interest rate swaps continue to be effective hedges.
The fair value of the interest rate swaps as of December 31, 2025 and 2024 was $0.1 million and $0.3 million, respectively, which was included in Other non-current assets, except for the portion that relates to maturities within the next twelve months which are included in Other current assets.
The fair value of derivative assets as of December 31, 2025 and 2024 was determined using the Level II inputs described in Note 2 Summary of Significant Accounting Policies. For determining the fair value of the interest rate swap we use significant other observable market data or assumptions (Level 2 inputs) that we believe market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk. Our fair value estimates reflect an income approach based on the terms of the interest rate swap contract and inputs corroborated by observable market data including interest rate curves.
The maturity date for the current interest rate swap is December 6, 2027, which correspond with the debt maturity date. As of December 31, 2025, 2024, and 2023, the Company expects $0.1 million, $0.2 million and $0.3 million of unrealized gains from the interest rate swap to be reclassified into earnings over the next twelve months.
7.OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following as of the dates indicated (in thousands):

	December 31,
	2025	2024
Accrued salaries and bonus expenses	$2,529	$1,574
Accrued professional fees	842	1,256
Accounts payable	1,571	3,233
Income tax payable	1,051	1,495
Other current liabilities	4,315	2,293
	$10,308	$9,851

8.DEBT AND DEFERRED ACQUISITION PAYABLES
The following is a summary of the Company’s outstanding debt and Deferred Acquisition Payables (in thousands):

	December 31,
	2025	2024
Bank Debt:
Term Loan
7-year term loan, periodic interest and monthly principal payments, Daily Simple SOFR + 0.11448% SOFR adjustment, matures December 6, 2027	$4,007	$5,919
Total bank debt	4,007	5,919
Less: current bank debt	(1,972)	(1,912)
Total long-term bank debt	$2,035	$4,007

Deferred Acquisition Payables(1):
Acquisition notes payables	$1,122	$1,723
Contingent considerations	7,052	—
Total Deferred Acquisition Payables	8,174	1,723
Less: current acquisition notes payables	(593)	(601)
Less: current contingent considerations	(912)	—
Total long-term Deferred Acquisition Payables(2)	$6,669	$1,122
Less: long-term contingent considerations	(6,140)	—
Total long-term Deferred Acquisition Payables- notes	$529	$1,122

(1)See Note 4 Intangible Assets and Acquisitions and Note 9 Fair Value Measurements.
(2)Total long-term Deferred Acquisition Payables consists of long-term acquisition notes and long-term contingent considerations.
Future maturities of the Company’s total outstanding bank debt and Deferred Acquisition Payables- notes as of December 31, 2025, were as follows (in thousands):

2026	$2,565
2027	2,298
2028	147
2029	119
Total	$5,129

For the years ended December 31, 2025 and 2024, the Company incurred interest expense of $0.3 million and $2.2 million, respectively.
Term Loans
The 7-year term loan was entered into on December 4, 2020, with the original principal of $13.0 million, which matures on December 6, 2027. The Company entered into interest rate swap agreements to manage its exposure to interest rate fluctuations related to its term loans. See Note 6 Derivatives for more information relating to the interest rate swaps associated with these loans.
Revolving Credit Agreement
On May 23, 2023, TWFG Holding, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association (the “Agent”) and PNC Capital Markets LLC entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) which provides a revolving credit facility to the Company, with commitments in an aggregate principal amount not to exceed $50.0 million, which was amended on June 20, 2024 (as so amended, the “Revolving Facility”). Borrowings constituting revolving loans under the Revolving Credit Agreement incur interest at the Term SOFR Rate (as defined therein) for the applicable interest period plus a margin based on the consolidated leverage ratio of the Company between 2% and 2.75%, and a 0.10% adjustment. On August 6, 2024, in accordance with the Revolving Facility, we became a guarantor of, and granted security interest to secure, the Revolving Facility. TWFG Holding and the guarantors to the Revolving Credit Agreement entered into a letter agreement, dated October 3, 2024, with the Agent and the lenders party thereto to make changes relating to the debt covenant calculation. The borrowings under the Revolving Facility will be used by the Company for permitted acquisitions, working capital and general corporate purposes.
The Company pays a commitment fee on undrawn amounts under the Revolving Facility of 0.20% to up to 0.35% based on the consolidated leverage ratio. On August 5, 2024, the Company repaid the outstanding balance of its Revolving Facility amounting to $41.0 million using a portion of the net proceeds from the IPO (see Note 1 Organization and Basis of Presentation). As of December 31, 2025 and 2024, the unused capacity under the Revolving Facility was $50.0 million and $50.0 million, respectively.
Borrowings under the term loans and the Revolving Facility are secured by substantially all assets constituting personal property of TWFG and its subsidiaries, including receivables, equipment, and intellectual property, subject to certain exceptions. In addition, the term loan agreement and Revolving Facility contains covenants that restrict the Company’s ability to make certain distributions or dividend payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change the Company’s business or make investments. In addition, the term loan agreement and Revolving require the Company to maintain certain financial ratios. As of December 31, 2025 and 2024, the Company was in compliance with these covenants. The carrying amount of the Company’s variable rate debt as of December 31, 2025 and December 31, 2024 approximates fair value due to the short-term reset of the interest rate based on SOFR and the absence of a credit spread.
Deferred Acquisition Payables- Notes
In April 2023, the Company acquired customer list intangible assets for a total consideration of $4.3 million, of which $3.0 million was paid in cash at closing. The remaining balance was settled through the issuance of a note payable monthly over three years beginning in April 2024 and bears an annual interest of 3.75%.
In March 2024, the Company acquired customer list intangible assets, of which approximately $0.4 million of the purchase price was settled through the issuance of a non-interest bearing note and was recorded as a Deferred Acquisition Payable. The note is payable monthly over a period of 70 months. The Deferred Acquisition Payable was recorded at fair value with an annual imputed interest rate of 5.00%.
In October 2024, the Company acquired customer list intangible assets, of which approximately $0.4 million of the purchase price was settled through the issuance of a non-interest bearing note and was recorded as a Deferred Acquisition Payable. The note is payable monthly over a period of 60 months. The Deferred Acquisition Payable was recorded at fair value with an annual imputed interest rate of 4.69%.
The portion of the Company’s acquisition-related notes due within 12 months or less from the financial statement date is reported in the Consolidated Balance Sheets as Deferred Acquisition Payables, current, while the amount due after 12 months from the financial statement date is included in Deferred Acquisition Payables, non-current. See Notes 4 Intangible Assets and Acquisitions for more information regarding the purchase of the customer list intangible assets.
9.        FAIR VALUE MEASUREMENTS
ASC Topic 820, Fair Value Measurement (“Topic 820”) established a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy under Topic 820 are described below:
Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.
Level 2: Inputs to the valuation methodology are quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The fair value measurement level for assets and liabilities within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.
The carrying value of cash and cash equivalents, accrued interest, all current receivable and all payable accounts approximate their fair values because of the short maturity or duration of these instruments.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within each level of the fair value hierarchy (in thousands):

	Fair Value Hierarchy
	Level 1		Level 2		Level 3
	Years Ended December 31,		Years Ended December 31,		Years Ended December 31,
	2025	2024	2025	2024	2025	2024
Assets:
Interest rate swap(1)	$—	$—	$116	$312	$—	$—
Total assets measured at fair value	$—	$—	$116	$312	$—	$—

Liabilities:
Contingent Considerations(2)	$—	$—	$—	$—	$7,052	$—
Total liabilities measured at fair value	$—	$—	$—	$—	$7,052	$—

(1)See Note 6 Derivatives for additional information related to the interest rate swap.
(2)The future contingent considerations are recorded in the current and non-current Deferred Acquisition Payables accounts of the Consolidated Balance Sheet.
Contingent Considerations
Level 3 fair value measurements rely on limited unobservable inputs, which may not reflect net realizable value or future fair values. Although the Company believes its valuation methods align with market practices, different assumptions or methodologies could lead to varying fair value results at the reporting date.
The fair value of contingent consideration liabilities is based on projected performance of the acquired entities, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of its contingent consideration, the Company recorded a net increase in the estimated fair value of liabilities of $7.1 million and none for the years ended December 31, 2025 and 2024, respectively. The Company has assessed the most likely exposure to the contingent consideration to be $7.1 million at December 31, 2025.
The following table sets forth a summary of the changes in the fair value of the Company’s future contingent considerations, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation (in thousands):

	Year Ended December 31,
	2025
	Carrying Value	Fair Value
Balance at beginning of year	—	—
Change in fair value of contingent consideration	—	—
Fair value of current contingent consideration issuances	1,912	1,912
Fair value of long-term contingent consideration issuances	6,140	5,910
Less: settlement of contingent considerations	(1,000)	(1,000)
Balance at end of year	$7,052	$6,822

There were no transfers in or out of the Level 3 hierarchy.

Fair value information about financial instruments not measured at fair value
The following table presents the Company’s debt that is not measured at fair value on a recurring basis:

		Year Ended December 31,
		2025		2024
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Bank debt:
Current bank debt	Level 2	$1,972	$1,972	$1,912	$1,912
Long-term bank debt(1)	Level 2	$2,035	$2,035	$4,007	$4,007
Deferred Acquisition Payables- notes(2):
Current Deferred Acquisition Payables- notes	Level 2	$593	$593	$601	$601
Long-term Deferred Acquisition Payables- notes	Level 2	$529	$529	$1,122	$1,068

(1)The carrying value of the Company’s borrowings under various credit agreements approximates its fair value due to the variable interest rate based upon adjusted SOFR.
(2)     The Deferred Acquisition Payables- notes are cash payments that are due to the seller paid out over a future period. The fair value of Deferred Acquisition Payables- notes are based on current market rates for similar types of financing arrangements.
10.        STOCKHOLDERS’ EQUITY
The Board approved an amended and restated certificate of incorporation (the “Restated Certificate of Incorporation”), which became effective on July 17, 2024 in connection with the IPO. The Restated Certificate of Incorporation authorizes the issuance of three classes of common stock: Class A Common Stock, Class B Common Stock, Class C Common Stock, and preferred stock.
As described in Note 1 Organization and Basis of Presentation, in connection with the IPO on July 19, 2024, the Company issued 11,000,000 shares of Class A Common Stock, at a price of $17.00 per share. On July 23, 2024, the underwriters purchased an additional 1,650,000 shares of Class A Common Stock in connection with the underwriters’ full exercise of their option to purchase additional shares, at a price of $17.00 per share. The Company received approximately $192.9 million of net proceeds, including from the full exercise of the underwriters’ option, after deducting underwriting discounts and commissions of approximately $14.4 million and related offering expenses of approximately $7.8 million. In connection with the Reorganization Transactions, the Company issued (i) 2,161,874 shares of Class A Common Stock in exchange for 342,362 LLC Units held by Bunch Holdings and 1,819,512 LLC Units held by the New Members, (ii) 7,277,651 shares of Class B Common Stock to RenRe and GHC for consideration of $0.00001 per share and (iii) 33,893,810 shares of Class C Common Stock to Bunch Holdings for consideration of $0.00001 per share. Immediately after the IPO and the Reorganization Transactions, 14,811,874 shares of Class A Common Stock were outstanding, including 12,650,000 shares issued in the IPO plus 342,362 shares issued to Bunch Holdings and 1,819,512 shares issued to New Members, and 7,277,651 shares of Class B Common Stock and 33,893,810 shares of Class C Common Stock were outstanding.
In 2025, 23,255 shares of Class A Commons Stock were issued as part of acquisitions. In addition, 193,552 shares of Class A Common Stock were issued upon vesting of RSUs in accordance with the 2024 Incentive Plan as of December 31, 2025. See Note 11 Stock-Based Compensation.

The following table summarizes the capitalization and voting rights of the Company’s classes of stock after the completion of the IPO and the Reorganization Transactions and as of December 31, 2025:

	Authorized	Par Value	Issued & Outstanding	Votes per share	Economic Rights
Preferred Stock	50,000,000	$0.01	None

Common stock:
Class A(1)	300,000,000	$0.01	15,028,681	1	Yes
Class B(1)	100,000,000	$0.00001	7,277,651	1	No
Class C(2)	100,000,000	$0.00001	33,893,810	10	No
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
The Board is authorized to direct the Company to issue shares of preferred stock in one or more series and has the discretion to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through December 31, 2025, no shares of preferred stock have been issued.
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
Noncontrolling interests
Noncontrolling interests represent the economic interests of TWFG Holding held by the Continuing Pre-IPO LLC Members.
The following table summarizes the ownership of TWFG Holding as of December 31, 2025:

Owner	Unit Owned	Ownership percentage
TWFG, Inc.	15,028,681	26.7%
Noncontrolling interests	41,171,461	73.3%
Total	56,200,142	100.0%

Redeemable noncontrolling interest
In the second quarter of 2025, the Company completed the acquisition of a 50.1% controlling interest in TWFG MGA FL. The remaining interest is held by an AIH Sub, Inc. with a right to put its interest to the Company beginning in 2030 and ending in 2033. The put right consideration to be paid is based on operational performance of TWFG MGA FL as determined at the time the right is exercised. See Note 4 Intangible Assets and Acquisitions for additional information.

Cash Distributions to Members Related to Their Income Tax Liabilities
As a limited liability company treated as a partnership for income tax purposes, TWFG Holding is not subject to any entity level U.S. federal income taxes, as these taxes are primarily the obligations of its members. Under the third amended and restated TWFG Holding LLC Agreement, TWFG Holding is required to distribute cash, to the extent that TWFG Holding has cash available, on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of net taxable income of TWFG Holding. TWFG Holding makes such tax distributions to its members quarterly, based on an estimated tax rate and projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. TWFG Holding made tax distributions to its members totaling approximately $15.5 million and non-tax distributions in the amounts of $6.1 million were made for the year ended December 31, 2025. Prior to the IPO, TWFG Holding made tax distributions to its members totaling approximately $6.1 million. Following the completion of the IPO, TWFG Holding made tax and non-tax distributions to its members totaling approximately $3.0 million and $1.0 million, respectively, for the year ended December 31, 2024.
11.STOCK-BASED COMPENSATION
2024 Omnibus Incentive Plan
On July 17, 2024, the Company adopted the 2024 Incentive Plan for its directors, officers, employees, consultants and advisors. The 2024 Incentive Plan authorizes the granting of stock options, restricted stock, RSUs, stock appreciation rights, and other stock-based awards. The Company has reserved 4,346,667 shares of Class A Common Stock for issuance under the 2024 Incentive Plan, with an option to increase the reserve annually pursuant to the terms of the 2024 Incentive Plan. During the year ended December 31, 2025, the Company granted 52,079 RSUs under the 2024 Incentive Plan and 39,143 PSUs under the 2024 Incentive Plan, and 3,928,788 shares of Class A Common Stock remain available for future grant. No other award types have been issued under the 2024 Incentive Plan to date.
The fair value of the restricted stock units under the 2024 Incentive Plan for awards granted at the time of the Company’s IPO were granted at the IPO price of $17.00 per share.
Stock-Based Compensation Expense
Stock-based compensation expense recorded in Salaries and employee benefits for the years ended December 31, 2025 and 2024 was $4.6 million and $2.2 million, respectively. There was no equity or equity-based compensation plan maintained by the Company prior to its IPO on July 19, 2024. See Note 1 Organization and Basis of Presentation for more information about the IPO.
Stock-Based Awards
RSUs
The Company withholds and sells shares of Class A Common Stock associated with net settlements to cover tax withholding obligations upon the vesting of RSUs for certain employees under its 2024 Incentive Plan. During the year ended December 31, 2025, 285,192 RSUs vested and the Company withheld 91,640 RSUs for $3.1 million, resulting in the net issuance of 193,552 shares of Class A Common Stock. The vesting of RSUs is shown net of this withholding on the Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’/Members’ Equity and Consolidated Statements of Cash Flows.
Stock-based awards granted in the period include RSUs with service-based vesting conditions. Outstanding RSUs and related activity for the years ended December 31, 2025 and 2024 were as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2023	—	$—
Granted	429,190	$17.00
Forfeited	(9,255)	$17.00
Unvested balance - December 31, 2024	419,935	$17.00
Granted	52,079	$30.88
Vested	(285,192)	$17.00
Forfeited	(1,638)	$17.00
Unvested balance - December 31, 2025	185,184	$20.90

PSUs
Outstanding PSUs and related activity for the year ended December 31, 2025 were as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested balance - December 31, 2024	—	$—
Granted	39,143	$30.87
Unvested balance - December 31, 2025	39,143	$30.87

Summary of Unamortized Compensation Expense
For the year December 31, 2025, the Company estimated there to be $3.1 million of unamortized compensation expense related to all non-vested stock-based compensation arrangements granted under the Company’s stock-based compensation plans, based upon current projections of grants measured against performance criteria. This expense is expected to be recognized over a weighted-average period of 1.5 years.

12.INCOME TAXES
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

	Years Ended December 31,
	2025	2024
Domestic	$44,406	$29,970
Foreign	39	117
Income before provision for income tax	$44,445	$30,087

The components of the provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2025	2024
Current expense (benefit):
Federal	$2,538	$1,090
State	749	382
Foreign	(8)	23
Total current expense (benefit):	$3,279	$1,495

Deferred expense (benefit):
Federal	—	—
State	—	—
Foreign	—	—
Total deferred expense (benefit):	$—	$—

Total income tax expense:	$3,279	$1,495

The reconciliation of the Company’s statutory tax rate and effective tax rate is as follows (in thousands):

	Years Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
Pretax income	$44,445		$30,087
U.S. federal statutory tax rate	9,333	21.0%	6,318	21.0%
State and local income taxes, net of federal benefit	713	1.6%	354	1.1%
Foreign tax effects:
Foreign activity	(16)	—%	(1)	—%
Tax credits:
Change in valuation allowance	270	0.6%	273	1.0%
Nontaxable or nondeductible items:
Partnership income	(7,031)	(15.8)%	(5,450)	(18.1)%
Other	10	—%	1	—%
Total	$3,279	7.4%	$1,495	5.0%

The Company’s effective tax rate includes the effects of state and local income taxes, net of the federal income tax benefit, which is primarily attributable to Texas and California, where the Company has significant business activities. Texas and California have higher effective tax rates compared to other jurisdictions where the Company operates, and together, account for more than half of the Company’s total state tax expense.
The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2025	2024
Deferred tax assets:
Outside Basis in TWFG Holding	$32,136	$31,481
Total deferred tax assets before valuation allowance	32,136	31,481
Valuation allowance	(32,136)	(31,481)
Net deferred tax assets (liability)	$—	$—

The future realization of the tax benefits from existing temporary differences and tax attributes ultimately depends on the existence of sufficient taxable income. The Company assesses the realizability of its deferred tax assets at each balance sheet date. In assessing the realization of its deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the projected future taxable income, expected reversal of existing deferred tax liabilities, and tax planning strategies in making this assessment. After consideration of all available evidence, both positive and negative, the Company determined that it is not more likely than not that its net deferred tax assets will be realized in the foreseeable future. As a result, the Company has recorded a full valuation allowance as of December 31, 2025 and December 31, 2024.
The Company does not provide for U.S. Federal, state, and applicable foreign income and withholding taxes on the financial reporting basis over the tax basis of its foreign subsidiary investment because the Company has the intention and ability to indefinitely reinvest the undistributed earnings of its foreign subsidiary. As a result, deferred taxes have not been recorded for the outside basis differences in its foreign subsidiary as of December 31, 2025 to the extent such differences are expected to result in future taxable income upon repatriation. The Company reviews its ability and intentions to indefinitely reinvest its foreign earnings at each balance sheet.
The Company records uncertain tax positions as liabilities in accordance with ASC 740-10 and adjusts these liabilities when judgment changes as a result of the evaluation of new information not previously available. Since there is complexity in some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. The calculation and assessment of the Company's income tax exposures generally involves the uncertainties in the application of complex tax laws and regulations for federal, state, and foreign jurisdictions. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon local tax examination including resolutions of any related appeals or litigation on the basis of the technical merits.
The Company files income tax returns in the U.S. and Philippines which are the Company's major jurisdictions where it is subject to tax examination by local tax authorities. The Company is not currently under examination for income taxes, and is not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax positions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by local tax authorities to the extent utilized in a future period. The statute of limitations for the Company has expired for tax years prior to December 31, 2022.
As of December 31, 2025 and 2024, we did not have any uncertain tax positions.
The following summarizes the Company’s income taxes paid (net of refunds received) for the years presented below (in thousands):

	Years Ended December 31,
	2025	2024
Federal	$2,777	$—
State	489	—
Foreign	2	$—
Total	$3,268	$—

The following summarizes the jurisdictions that exceed 5% of the Company’s total income taxes paid (net of refunds) for the years presented below (in thousands):

	Years Ended December 31,
	2025	2024
State
California	$227	*
Texas	$218	*

*Jurisdiction below the threshold for the period presented

13.DEFINED CONTRIBUTION PLAN
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
For the years ended December 31, 2025, 2024 and 2023, the Company recognized expenses related to the Plan of $0.7 million, $0.6 million, and $0.3 million, respectively. The Company at its election may make discretionary profit share contributions. Contributions are subject to certain limitations. For the years ended December 31, 2025, 2024 and 2023, the Company elected not to make any additional discretionary contributions.
14.RELATED PARTY TRANSACTIONS
The Company enters into transactions with affiliated entities in the ordinary course of business, including technology and administrative service arrangements. These transactions are conducted pursuant to agreements approved by management and are intended to approximate terms that would be obtained in arm’s-length transactions.
In 2023, the Company distributed its equity interest in The Woodlands Insurance Company (“TWICO”), then a wholly-owned subsidiary of the Company, to the owners of the Company. As a result, the Company deconsolidated TWICO in January 2023. The Company earned $14.0 million, $9.6 million, and $4.2 million in commissions, respectively, and $3.4 million, $2.7 million, and $1.6 million in fee income, respectively, from TWICO during the years ended December 31, 2025, 2024, and 2023. These amounts are included in commission income and fee income in the Consolidated Statements of Income. In addition, TWFG Holding provides administration services to and pays expenses on behalf of TWICO as part of its management agreement with TWICO. For the years ended December 31, 2025, 2024, and 2023, the Company allocated general and administrative expenses related to TWICO, which were immaterial. The offsetting expenses recognized by TWICO for one month in 2023 related to these commissions, policy, TPA fees and allocated general and administrative expenses are included in the net income from discontinued operation in the Consolidated Statements of Income. See Note 16 for the Discontinued Operation.
TWICO pays TWFG-GA commissions and fee income, i.e., policy fees and TPA fees, for business written through TWFG-GA. On September 1, 2025, TWICO and TWFG-GA amended their managing general agency and claims administration agreement, which reflects an increase in the percentage of commissions paid to TWFG-GA from 20% to 25%, a profit sharing arrangement, and requires TWICO to reimburse TWFG-GA for actual expenses incurred or allocated by TWFG-GA for licensing, statistical accounting and management services performed by TWFG-GA. The transaction was approved by the Audit Committee of the Board pursuant to the Company’s Related Party Transaction Approval Policy and approved by the Texas Department of Insurance.
In May 2023, the Company distributed its equity interest in Evolution Agency Management LLC (“EVO”), then a wholly-owned subsidiary of the Company, to the owners of the Company. As a result, the Company deconsolidated EVO effective on the distribution date. TWFG-IS and TWFG-GA have software licensing agreements with EVO, which allow TWFG-IS and TWFG-GA to use EVO’s proprietary agency management system in exchange for a fixed annual fee. In addition, TWFG Holding provides administration services and pays expenses on behalf of EVO as part of its management agreement with EVO. Prior to the deconsolidation of EVO, charges between the Company and EVO were eliminated upon consolidation. For the year ended December 31, 2025, the Company incurred $3.1 million in license fees net of allocated general and administrative expenses related to EVO. For the years ended December 31, 2024, and 2023 the Company incurred $1.9 million and $0.7 million in license fees respectively, and allocated general and administrative expenses related to EVO, totaling $0.4 million and $0.4 million, respectively. These amounts are not eliminated and are included in Other administrative expenses in the Consolidated Statements of Income. Effective January 1, 2026, TWFG-IS and TWFG-GA entered into amended software licensing agreements with EVO. The amended agreements are effective January 1, 2026 to January 1, 2028 and require monthly payments of $0.3 million collectively, over the term of the agreements.

On November 12, 2024, the Company entered into a lease agreement with Parkwood 2, LLC (the “Lease”), a related party, for additional office space located in The Woodlands, Texas. Parkwood 2, LLC is owned by the Continuing Pre-IPO LLC Members. The Lease commenced on December 1, 2024, with an initial term of 120 months with an option to renew. The Company has the right to extend the term of the Lease for an additional 120 months at the then-prevailing market rate. As of December 31, 2024, the Company has accrued rent expense and tenant improvements of approximately $2.5 million. See Note 5 Operating Leases for additional information.
On December 15, 2025, the Company entered into an amended lease agreement with Parkwood 2, LLC for additional office space located in the The Woodlands, Texas. The lease term is expected to commence in the first quarter of 2026 with an initial term of 106 months with an option to renew. The Company has the right to extend the term for an additional 120 months. As of December 31, 2025, the Company has not recognized a right-of-use asset, lease liability, rent expense, or tenant improvement assets or obligations related to this lease.
RenaissanceRe Holdings Ltd., through its wholly-owned subsidiary RenaissanceRe Ventures U.S. LLC, has been an investor in the Company since 2018. Jonathan Anderson is one of our directors and the Senior Vice President, Global Head - Strategic Investments of RenaissanceRe Holdings Ltd.
Griffin Highline Capital, LLC, through its wholly-owned subsidiary, GHC Woodlands Holdings LLC, has been an investor in the Company since 2022. Michael Doak is one of our directors and is the Chief Executive Officer and Managing Partner of Griffin Highline Capital.
15.EARNINGS PER SHARE
For the year ended December 31, 2025, basic earnings per share has been calculated by dividing net earnings attributable to Class A common stockholders for the period subsequent to the Reorganization Transactions as described in Note 1 Organization and Basis of Presentation, by the weighted average number of shares of Class A Common Stock outstanding for the same period. All earnings prior to July 19, 2024, the date of the Reorganization Transactions, were entirely allocable to the noncontrolling interests and, as a result, earnings per share information is not applicable for reporting periods prior to that date. Shares of Class A Common Stock are weighted for the portion of the period in which the shares were outstanding. Diluted earnings per share has been calculated in a manner consistent with that of basic earnings per share while considering all potentially dilutive shares of Class A Common Stock outstanding during the periods.
Prior to the IPO and Reorganization Transactions, TWFG Holding’s equity structure included common units. The Company considered the calculation of earnings per unit for periods prior to the IPO and determined that it would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for the year ended December 31, 2023.
The following tables set forth the computation of basic and diluted earnings per share for the years ended December 31, 2025 and 2024 (in thousands, except share and per share amounts):

	Years Ended December 31,
	2025	2024
Numerator:
Net income attributable to TWFG, Inc. (basic)	$7,963	$2,745
Plus: Income attributed to dilutive shares	59	32
Net income attributable to common stockholders (diluted)	$8,022	$2,777

Denominator:
Weighted average common stock outstanding (basic)	14,914,346	14,772,115
Effect of potentially dilutive securities:
RSUs	182,242	210,294
PSUs	3,602	—
Weighted average common stock outstanding (diluted)	15,100,190	14,982,409

Earnings per share
Basic	$0.53	$0.19
Diluted	$0.53	$0.19

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
The Company excluded the following potential shares, presented based on amounts outstanding at period end, from the computation of diluted weighted average shares outstanding for the periods indicated because including them would have had an antidilutive effect:

	Years Ended December 31,
	2025	2024
Class B Voting Stock	7,277,651	7,277,651
Class C Voting Stock	33,893,810	33,893,810
	41,171,461	41,171,461

16.DISCONTINUED OPERATION
Prior to February 2023, TWICO was a wholly-owned subsidiary of the Company. In July 2022, the Company entered into a Master Transaction Agreement (“MTA”) in which the Company’s equity interests in TWICO were distributed to the owners of the Company (“TWICO Distribution”). In 2022, as part of the MTA, the Company contributed $5.0 million to TWICO. This contribution was reported in the Consolidated Statements of Cash Flows as an investing outflow from continuing operations and as a financing inflow from discontinued operations. The TWICO Distribution was effective in February 2023 after approval from the Texas Department of Insurance. The TWICO Distribution is a common control transaction and recorded at book value as a capital transaction with no gain or loss recorded. TWICO, as a subsidiary of the Company, was determined to be a component of the Company and disposed of by other-than-sale. The TWICO Distribution represents a significant strategic shift in the operations of the Company and has met all criteria for discontinued operations reporting on the distribution date, i.e., February 2023. After the TWICO Distribution, the Company retains significant continuing involvement in the operation of TWICO through TWICO’s existing agency agreement with TWFG-GA and the management agreement with the Company. There was no income or loss applicable per this discontinued operation for the years ended

December 31, 2025 and 2024. See Note 14 Related Party Transactions for more information about the transactions between the Company, TWFG-GA and TWICO.
The following is a reconciliation of the amounts of major classes of income from operations classified as discontinued operation in the Consolidated Statements of Income (in thousands):

Year Ended December 31,
2023
Revenue	$1,240
Less: Operating expenses	450
Operating income	790
Less: Income tax benefit	(44)
Net income from discontinued operation, net of tax	$834

17.LITIGATION AND CONTINGENCIES
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
18.SEGMENT
The Company operates as a single operating and reportable segment, which reflects its business as an independent distribution platform for personal and commercial insurance in the U.S. All business activities and operations are reported in the one reportable segment, which applies accounting policies consistent with the consolidated entity. The Company’s Chief Executive Office (“CEO”) is the chief operating decision maker (“CODM”) and, manages the business on a consolidated basis for purposes of evaluating financial performance and allocating resources.
Revenues are generated primarily from the placement of insurance contracts between insurance carriers and insureds. The CODM evaluates performance and allocates resources based on consolidated net income, which is also the measure used in the Company’s annual operating budget, strategic planning, and management incentive compensation process. Total segment assets are represented by total consolidated assets as reported on the Consolidated Balance Sheets. See Note 3, Revenues, for entity-wide disclosures related to products and major customers, and Note 4 Intangibles Assets and Acquisitions, for information on capital expenditures on an entity wide basis.

The following table provides a summary of the segment revenue, segment profit or loss, and significant segment expenses (in thousands):

	Years Ended December 31,
	2025	2024	2023
Total revenues	$248,512	$203,760	$172,043
Less:
Commission expense	133,518	118,086	116,847
Salaries and employee benefits	37,636	29,064	13,970
Technology expense	5,985	4,246	2,483
Consultant and other professional fees	3,783	3,527	1,497
Depreciation and amortization	18,353	12,020	4,862
Other segment items (1)	12,252	8,892	6,993
Interest expense	287	2,223	1,003
Interest income	(6,607)	(4,376)	(891)
Other non-operating (income) expense, net	(1,140)	(9)	17
Income tax expense	3,279	1,495	—
Net income from continuing operations	41,166	28,592	25,262
Net Income from discontinued operation, net of tax	—	—	834
Segment and consolidated net income	$41,166	$28,592	$26,096

(1)Other segment items included in segment net income include marketing expenses, survey expenses, office expenses, and certain administrative expenses.
19.SUBSEQUENT EVENTS
Subsequent to the year ended December 31, 2025, the Company completed acquisitions and business partnerships in support of its ongoing growth strategy.
On February 23, 2026, our Board approved a share repurchase program that authorizes the Company to repurchase up to $50 million of its outstanding Class A common stock. Share repurchases may be made from time to time on the open market, in privately negotiated transactions, using Rule 10b5-1 trading plans, or in any other manner that complies with the applicable securities law. The timing of purchases and number of shares repurchased under the program will depend upon a variety of factors including the Company’s stock price, trading volume, working capital or other liquidity requirements, and market conditions. The Company is not obligated to purchase any shares under the program and the program may be suspended or discontinued at any time without notice.
Subsequent to December 31, 2025, the Company received additional information from certain insurance carrier partners related to contingent commission arrangements associated with 2025 underwriting performance. Based on this information, the Company recorded an adjustment of approximately $1.4 million to increase commission revenue for the year ended December 31, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any disclosure controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
Management’s Report on Internal Controls over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we remain an emerging growth company.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the quarter ended December 31, 2025, our Company’s directors and officers did not adopt or terminate a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2026 (the “Proxy Statement”).
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

3.2	Amended and Restated By-Laws of TWFG, Inc., dated July 17, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-42177) filed on July 23, 2024)

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-42177) filed on March 27, 2025).

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

10.6+
Form of TWFG, Inc. 2024 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Employees) (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.7
Form of TWFG, Inc. 2024 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-42177) filed on March 27, 2025)

10.8+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-42177) filed on July 23, 2024)

10.9^
Second Amended and Restated Credit Agreement between RFB Interest, Inc. (as predecessor of TWFG Holding Company, LLC), as Borrower, and Compass Bank, as Lender, dated effective as of June 5, 2017 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.10^
First Amendment to Second Amended and Restated Credit Agreement, dated as of March 22, 2018, by and between TWFG Holding Company, LLC, as Borrower, and Compass Bank, as Lender (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.11
Second Amendment to Second Amended and Restated Credit Agreement, effective as of June 4, 2018, by and between TWFG Holding Company, LLC, as Borrower, and Compass Bank, as Lender (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.12^
Third Amendment to Second Amended and Restated Credit Agreement, effective as of June 30, 2019, by and between TWFG Holding Company, LLC, as Borrower, and BBVA USA, as Lender (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.13^
Fourth Amendment to Second Amended and Restated Credit Agreement, effective as of June 29, 2020, by and between TWFG Holding Company, LLC, as Borrower, and BBVA USA, as Lender (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.14^
Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of December 4, 2020, by and between TWFG Holding Company, LLC, as Borrower, and BBVA USA, as Lender (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.15^
Sixth Amendment to Second Amended and Restated Credit Agreement, effective as of June 29, 2021, by and between TWFG Holding Company, LLC, as Borrower, and BBVA USA, as Lender (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.16^
Seventh Amendment to Second Amended and Restated Credit Agreement, dated as of August 5, 2022, by and between TWFG Holding Company, LLC, as Borrower, and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.17^
Eighth Amendment to Second Amended and Restated Credit Agreement, dated as of December 19, 2022, by and among TWFG Holding Company, LLC, as Borrower, TWFG General Agency, LLC and TWFG Insurance Services, LLC, as Guarantors, and PNC Bank, National Association, as Bank (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.18^
Ninth Amendment to Second Amended and Restated Credit Agreement, dated as of May 23, 2023, by and among TWFG Holding Company, LLC, as Borrower, TWFG General Agency, LLC and TWFG Insurance Services, LLC, as Guarantors, and PNC Bank, National Association, as Bank (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.19^
Credit Agreement, by and among TWFG Holding Company, LLC, the Guarantors party thereto, the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, Swingline Loan Lender and Issuing Lender, and PNC Capital Markets LLC, as Sole Lead Arranger and Sole Bookrunner, dated as of May 23, 2023 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.20^
First Amendment to Credit Agreement, dated as of June 20, 2024, by and among TWFG Holding Company, LLC, the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, Swingline Loan Lender and Issuing Lender (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.21
Second Amendment to Credit Agreement, dated as of October 3, 2024, by and among TWFG Holding Company, LLC, the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, Swingline Loan Lender and Issuing Lender (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 001-42177) filed on March 27, 2025)

10.22
Intercompany Services & Cost Allocation Agreement by and among RFB Interests, Inc. DBA The Woodlands Financial Group (TWFG) and its subsidiaries signatories thereto, effective as of January 1, 2017 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.23
First Amendment to Intercompany Services & Cost Allocation Agreement by and among RFB Interests, Inc. DBA The Woodlands Financial Group (TWFG) and its subsidiaries signatories thereto, dated as of February 3, 2020 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.24
Second Amendment to Intercompany Services & Cost Allocation Agreement by and among TWFG Holding Company, LLC and its subsidiaries signatories thereto, dated as of June 1, 2022 (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.25
Amended Managing General Agency and Claims Administration Agreement by and between The Woodlands Insurance Company and TWFG General Agency, LLC dated as of September 1, 2024 (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-42177) filed on November 13, 2024)

10.26
Office Lease Agreement, dated as of November 12, 2024, by and between Parkwood 2, LLC and TWFG Holding Company, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s
Quarterly Report on Form 10-Q (File No. 001-42177) filed on November 13, 2024)

10.27	Form of Independent Agent Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.28	Form of Branch Agreement (Agency With Existing Book) (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)

10.29	Form of Branch Agreement (New Insurance Agency) (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280439) filed on June 24, 2024)
10.30	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-42177) filed on April 8, 2025)

10.31^	Form of Employee Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-42177) filed on April 8, 2025

10.32
Amended Managing General Agency and Claims Administration Agreement by and between The Woodlands Insurance Company and TWFG General Agency, LLC dated as of September 1, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report (File No. 001-42177) on Form 10-Q filed on November 12, 2025)

10.33*	First Amendment to Office Lease Agreement, dated as of December 15, 2025, by and between Parkwood 2, LLC and TWFG Holding Company, LLC

19.1	TWFG, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K (File No. 001-42177) filed on March 27, 2025)

19.2*	TWFG, Inc Amended & Restated Supplemental Insider Trading Policy

21.1	List of Subsidiaries (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-42177) filed on March 27, 2025)

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	TWFG, Inc Amended Clawback Policy, dated as of November 7, 2025

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL)

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

TWFG, Inc.

Date:	March 9, 2026	By:	/s/ Richard F. Bunch III
Name: Richard F. Bunch III
Title: Chief Executive Officer
(Principal Executive Officer)

Date:	March 9, 2026	By:	/s/ Janice E. Zwinggi
Name: Janice E. Zwinggi
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard F. Bunch III	Chief Executive Officer, Chairman and Director	March 09, 2026
Richard F. Bunch III

/s/ Janice E. Zwinggi	Chief Financial Officer (Principal Financial and Accounting Officer)	March 09, 2026
Janice E. Zwinggi

/s/ Jonathan Anderson	Director	March 09, 2026
Jonathan Anderson

/s/ Michelle Bunch	Director	March 09, 2026
Michelle Bunch

/s/ Michael Doak	Director	March 09, 2026
Michael Doak

/s/ Janet S. Wong	Director	March 09, 2026
Janet S. Wong

/s/ Robin A. Ferracone	Director	March 09, 2026
Robin A. Ferracone