Form 10-Q
period 2026-03-31
TWFG, Inc.
filed 2026-05-08
CIK 2007596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐   No ☒
As of May 6, 2026, there were 12,997,112 shares of Class A common stock, 7,277,651 shares of Class B common stock and 33,893,810 shares of Class C common stock outstanding.

Page
Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)	1
Condensed Consolidated Statements of Income for the three months ended March 31, 2026 and 2025	1
Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025	2
Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025	3
Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity for the three months ended March 31, 2026 and 2025	4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025	6
Notes to the Condensed Consolidated Financial Statements	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	32
Part II - Other Information
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 5. Other Information	33
Item 6. Exhibits	35
Signatures	36

Cautionary Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under the captions entitled Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 10, 2026 (our “Annual Report”) and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of any subsequent Quarterly Reports on Form 10-Q. Many of these factors have previously been identified in filings or statements made by us or on our behalf.
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

Part I - Financial Information
Item 1. Financial Statements
TWFG, Inc.
Condensed Consolidated Statements of Income
(Amounts in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues
Commission income (related party of $4,278 and $3,135 for the three months ended March 31, 2026 and 2025, respectively)	$67,051	$48,785
Contingent income	1,935	1,663
Fee income (related party of $896 and $834 for the three months ended March 31, 2026 and 2025, respectively)	3,348	3,011
Other income	507	364
Total revenues	72,841	53,823
Expenses
Commission expense	37,030	31,814
Salaries and employee benefits	9,901	8,196
Other administrative expenses (related party of $841 and $770 for the three months ended March 31, 2026 and 2025, respectively)	7,390	4,724
Depreciation and amortization	6,169	3,359
Total operating expenses	60,490	48,093
Operating income	12,351	5,730
Interest expense	(62)	(83)
Interest income	1,214	1,863
Other non-operating income (expense), net	709	(1)
Income before tax	14,212	7,509
Income tax expense	1,133	656
Net income	13,079	6,853
Less: net income attributable to noncontrolling interests	11,322	5,515
Net income attributable to TWFG, Inc.	$1,757	$1,338

Weighted average shares of common stock outstanding (see Note 13):
Basic	14,794,482	14,889,739
Diluted	14,897,288	15,055,553
Earnings per share (see Note 13):
Basic	$0.12	$0.09
Diluted	$0.12	$0.09

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$13,079	$6,853
Other comprehensive loss, net of tax:
Unrealized gain (loss) on derivative instruments	11	(15)
Reclassification of realized losses on derivative instruments included in net income	(28)	(53)
Total other comprehensive loss, net of tax	(17)	(68)
Comprehensive income	13,062	6,785
Less: comprehensive income attributable to noncontrolling interests	11,309	5,465
Comprehensive income attributable to TWFG, Inc.	$1,753	$1,320

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share/unit data)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$124,845	$155,926
Restricted cash	18,801	11,974
Commissions receivable, net	36,491	37,322
Accounts receivable	8,054	7,469
Other current assets, net	13,201	12,827
Total current assets	201,392	225,518
Non-current assets
Intangible assets, net	161,610	138,632
Property and equipment, net	3,459	3,307
Lease right-of-use assets, net	4,052	4,189
Other non-current assets	664	689
Total assets	$371,177	$372,335

Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities
Commissions payable	$18,841	$15,168
Carrier liabilities	20,141	13,811
Operating lease liabilities	1,223	1,320
Short-term bank debt	1,987	1,972
Deferred acquisition payables	6,405	1,505
Other current liabilities	10,278	10,308
Total current liabilities	58,875	44,084
Non-current liabilities
Operating lease liabilities	2,815	2,897
Long-term bank debt	1,532	2,035
Deferred acquisition payables	1,522	6,669
Total liabilities	64,744	55,685
Commitment and contingencies (see Note 14)
Redeemable noncontrolling interest	21,407	17,901
Stockholders' Equity
Class A common stock ($0.01 par value per share - 300,000,000 authorized, 14,177,064 and 15,028,681 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively )	142	150
Class B common stock ($0.00001 par value per share - 100,000,000 authorized, 7,277,651 shares issued and outstanding at March 31, 2026 and December 31, 2025)	—	—
Class C common stock ($0.00001 par value per share - 100,000,000 authorized, 33,893,810 shares issued and outstanding at March 31, 2026 and December 31, 2025)	—	—
Additional paid-in capital	44,006	59,951
Retained earnings	25,008	23,251
Accumulated other comprehensive income	26	30
Total stockholders' equity attributable to TWFG, Inc.	69,182	83,382
Noncontrolling interests	215,844	215,367
Total stockholders' equity	285,026	298,749
Total liabilities, redeemable noncontrolling interest, and equity	$371,177	$372,335

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statements of Changes in Redeemable
Noncontrolling Interest and Stockholders’ Equity
(Amounts in thousands, except share/unit data)
(unaudited)

For the Three Months Ended March 31, 2026
	Class A Common Stock		Class B Voting Stock		Class C Voting Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity Attributable to TWFG, Inc.	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interest
Balance at December 31, 2025	15,028,681	$150	7,277,651	$—	33,893,810	$—	$59,951	$23,251	$30	$83,382	$215,367	$298,749	$17,901
Net income	—	—	—	—	—	—	—	1,757	—	1,757	7,816	9,573	3,506
Cash distributions to members	—	—	—	—	—	—	—	—	—	—	(7,326)	(7,326)	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(4)	(4)	(13)	(17)	—
Stock-based compensation	—	—	—	—	—	—	856	—	—	856	—	856	—
Vesting of restricted stock units	25,467	—	—	—	—	—	—	—	—	—	—	—	—
Tax withholding on vesting of equity awards	(4,687)	—	—	—	—	—	(86)	—	—	(86)	—	(86)	—
Share repurchase program	(872,397)	(8)	–	—	–	—	(16,715)	—	—	(16,723)	—	(16,723)	—
Balance at March 31, 2026	14,177,064	$142	7,277,651	$—	33,893,810	$—	$44,006	$25,008	$26	$69,182	$215,844	$285,026	$21,407

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statements of Changes in Redeemable
Noncontrolling Interest and Stockholders’ Equity
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

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net income	$13,079	$6,853
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	6,169	3,359
Net gain on sales of intangible assets and property and equipment	(700)	—
Stock-based compensation expense	856	1,204
Non-cash lease expense	379	305
Other non-cash items	(11)	3
Change in:
Commissions receivable, net	831	3,491
Accounts receivable	(585)	(215)
Other current and non-current assets	(367)	127
Commissions payable	3,673	2,455
Operating lease liabilities	(409)	(260)
Other current liabilities	(196)	(1,677)
Net cash provided by operating activities	22,719	15,645
Cash Flows from Investing Activities
Proceeds from sale of books of business	700	—
Purchase of intangible assets	(28,748)	(11,151)
Purchase of property and equipment	(292)	(15)
Net cash used in investing activities	(28,340)	(11,166)
Cash Flows from Financing Activities
Repayment of borrowings	(488)	(473)
Distributions to members	(7,326)	(2,024)
Repurchase of Class A common stock	(16,557)	—
Tax withholding on vesting of equity awards	(86)	(1,195)
Increase in carrier liabilities	6,921	3,456
Decrease in carrier liabilities	(591)	(1,138)
Payment of deferred acquisition payable	(506)	(151)
Net cash used in financing activities	(18,633)	(1,525)

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statement of Cash Flows (continued)
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025

Net change in cash, cash equivalents and restricted cash	(24,254)	2,954
Cash, cash equivalents and restricted cash-beginning balance	167,900	205,323
Cash, cash equivalents and restricted cash-ending balance	$143,646	$208,277

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$124,845	$196,424
Restricted cash	18,801	11,853
Cash, cash equivalents and restricted cash, end of period	$143,646	$208,277

Net change in cash and cash equivalents	$(31,081)	$652
Net change in restricted cash	6,827	2,302
Net change in cash, cash equivalents and restricted cash	$(24,254)	$2,954

Supplemental disclosures of cash flow information:
Cash paid for interest	$38	$83
Cash paid for taxes	$152	$—

Non-cash investing activities:
Additions to intangible assets and offsetting additions to deferred acquisition payable	$258	$1,356
Non-cash financing activities:
Repurchase of Class A common stock and offsetting additions to other liabilities	$166	$—

See Notes to the Condensed Consolidated Financial Statements
7

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
TWFG is a leading, high-growth, independent distribution platform for personal and commercial insurance in the United States. TWFG and its subsidiaries operate through one reportable segment, which is discussed in more detail in Note 15 Segment.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its consolidated subsidiaries are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The interim financial information is unaudited but reflects all normal adjustments that are necessary to provide a fair statement of results for the interim periods presented. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2026 (the “Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2025 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes in the Company’s significant accounting policies from those that were disclosed for the year ended December 31, 2025 in the Annual Report.
Recent Accounting Pronouncements Not Yet Adopted
Disaggregation of Income Statement Expense
On November 4, 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expense (DISE), that requires an entity to disclose in the footnote a tabular format that disaggregates relevant expense captions into the following natural expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application and early adoption is permitted. The Company is currently evaluating the impacts.
8

3.REVENUES
The following table presents the disaggregation of revenues by major source (in thousands):

	Three Months Ended March 31,
	2026	2025
Commission income	$67,051	$48,785
Contingent income	1,935	1,663
Fee income
Policy fees	1,403	1,051
Branch fees	1,321	1,256
License fees	529	608
TPA fees	95	96
Other income	507	364
Total revenues	$72,841	$53,823

The Company operates through two primary offerings, which are Insurance Services and TWFG MGA. The following table presents the disaggregation of revenues by offerings (in thousands):

	Three Months Ended March 31,
	2026	2025
Insurance Services
Agency-in-a-Box	$39,008	$35,996
Corporate Branches	10,790	8,223
TWFG MGA	22,534	9,195
Other	509	409
Total revenues	$72,841	$53,823

As of March 31, 2026 and December 31, 2025, the commissions receivable, net reported in the Condensed Consolidated Balance Sheets had a balance of $36.5 million and $37.3 million, respectively. The Company had no contract liabilities as of March 31, 2026, December 31, 2025, and January 1, 2025.
The Company’s allowance for expected credit losses is determined based on a combination of factors: credit quality indicators, including, but not limited to, payment status, historical charge-offs, financial strength of the insurance carriers for commissions receivable, and production performance and age of balances for receivables from agents.
The following table provides a summary of changes in the Company’s allowance for expected credit losses
(in thousands):

	March 31, 2026	December 31, 2025
Beginning of period	$888	$415
Write-offs	—	—
Increase in provision	327	473
Decrease in provision	—	—
End of period	$1,215	$888

TWFG MGA FL, LLC (“TWFG MGA FL”) accounted for 17% and Progressive Corporation accounted for 10% of total revenues for the three months ended March 31, 2026. For three months ended March 31, 2025, Progressive Corporation accounted for 14% of total revenue. No other customers individually accounted for 10% or more of the Company’s total revenues for the three months ended March 31, 2026 and 2025.
9

4.INTANGIBLES, ACQUISITIONS, AND DISPOSALS
Acquisition of Asset Protection Insurance Associates
During the first quarter of 2026, the Company acquired Asset Protection Insurance Associates (“APIA”), a Texas-based MGA specializing in providing comprehensive insurance solutions for property owners and real estate investors throughout the United States, for a total cash consideration of $22.5 million at closing. The acquisition agreement also provides potential to earn contingent payments of up to $7.0 million. The contingent payments are based on the achievement of defined performance metrics over each of the three subsequent anniversary periods after close date. As of March 31, 2026, the contingent payments were not recognized as the conditions for recognition had not been met. The transaction was accounted for as an asset acquisition under the cost accumulation model, with the acquired customer list intangible asset identified as the single substantive asset acquired. The Company recognized a customer list intangible asset with an acquisition-date fair value of $22.0 million which is being amortized on a straight-line basis over ten years. The remaining $0.5 million was allocated to other assets assumed through the acquisition.
Customer Lists and Software Acquisitions
During the three months ended March 31, 2026, the Company acquired customer lists totaling to $6.7 million, excluding the acquisition of APIA. Of this amount, $6.4 million was paid in cash at closings, and the remaining $0.3 million was recorded as future contingent cash payments for the acquired customer lists and included in Deferred Acquisition Payables on the Condensed Consolidated Balance Sheets.
During the three months ended March 31, 2026, $0.3 million was paid in cash for software acquisitions.
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
As part of the acquisition of TWFG MGA FL, the Company also acquired 5.7% equity interest in AIH Sub, Inc., an unconsolidated related party, for $0.3 million in cash. See Note 8 Stockholders’ Equity for more information regarding the redeemable noncontrolling interest.
As of March 31, 2026 and December 31, 2025, it was determined that TWFG MGA FL would achieve the full $5.0 million earn out. Therefore, the Company recognized the full earn out as a Deferred Acquisition Payable in the Consolidated Balance Sheets during the year ended December 31, 2025.
Net Gains on Disposals
The Company recognized a net gain on disposals of $0.7 million for the months ended March 31, 2026. The gains on disposals were attributable to the sale of books of business to third parties. Occasionally, the Company will sell books of business that it believes to be in its best interest to dispose.
10

The following table presents information about the Company’s intangible assets (in thousands):

	March 31, 2026
	Customer Lists	Computer Software	Non-Compete Agreements	Customer Relationship	Total
Cost
Balance, beginning of period	$149,579	$9,216	$275	$29,395	$188,465
Additions(1)	28,694	312	—	—	29,006
Balance, end of period	178,273	9,528	275	29,395	217,471
Accumulated amortization	44,663	7,544	275	3,379	55,861
Net carrying amount, end of period	$133,610	$1,984	$—	$26,016	$161,610

	December 31, 2025
	Customer Lists	Computer Software	Non-Compete Agreements	Customer Relationship	Total
Cost
Balance, beginning of period	$96,553	$8,564	$275	$—	$105,392
Additions	54,185	652	—	29,395	84,232
Disposals(2)	(1,159)	—	—	—	(1,159)
Balance, end of period	149,579	9,216	275	29,395	188,465
Accumulated amortization	40,060	7,364	275	2,134	49,833
Net carrying amount, end of period	$109,519	$1,852	$—	$27,261	$138,632

(1)Customer list, computer software, and customer relationship intangible assets acquired during the quarter ended March 31, 2026 have a weighted average amortization period of 7.9 years, 4.4 years, and 5.0 years, respectively. The weighted-average amortization period for all intangible assets acquired as of March 31, 2026 is 7.0 years.
(2)For the year ended December 31, 2025, the Company recognized a net gain of $1.1 million on the sale of customer lists.

	2026
	Customer Lists	Computer Software	Non-Compete Agreements	Customer Relationship	Total
Three Months Ended March 31,
Amortization expense	$4,603	$180	$—	$1,245	$6,028

	2025
	Customer Lists	Computer Software	Non-Compete Agreements	Customer Relationship	Total
Three Months Ended March 31,
Amortization expense	$3,031	$176	$3	$—	$3,210

The following table presents the future amortization for intangible assets as of March 31, 2026 (in thousands):

	Customer Lists	Computer Software	Customer Relationship
Remainder of 2026	$15,280	$535	$3,736
2027	20,327	625	4,981
2028	20,297	438	4,981
2029	20,212	248	4,981
2030	19,822	129	4,981
Thereafter	37,672	9	2,356
Total	$133,610	$1,984	$26,016

11

5.        OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following as of the dates indicated (in thousands). There have been no material changes in the composition of other current liabilities from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

	March 31, 2026	December 31, 2025
Accrued salaries and bonus expenses	$1,565	$2,529
Accrued professional fees	943	842
Accounts payable	1,530	1,571
Income tax payable	2,205	1,051
Other current liabilities	4,035	4,315
	$10,278	$10,308

6.        DEBT AND DEFERRED ACQUISITION PAYABLES
The following is a summary of the Company’s outstanding Debt and Deferred Acquisition Payables (in thousands):

	March 31, 2026	December 31, 2025
Bank Debt:
Term Loan
7-year term loan, periodic interest and monthly principal payments, Daily Simple SOFR + 0.11448% SOFR adjustment, matures December 6, 2027	$3,519	$4,007
Total bank debt	3,519	4,007
Less: current bank debt	(1,987)	(1,972)
Total long-term bank debt	$1,532	$2,035

Deferred Acquisition Payables(1):
Acquisition notes payables	$973	$1,122
Contingent considerations	6,954	7,052
Total Deferred Acquisition Payables	7,927	8,174
Less: current acquisition notes payables	(591)	(593)
Less: current contingent considerations	(5,814)	(912)
Total long-term Deferred Acquisition Payables(2)	$1,522	$6,669
Less: long-term contingent considerations	(1,140)	(6,140)
Total long-term Deferred Acquisition Payables-notes	$382	$529

(1)See Note 4 Intangibles, Acquisitions, and Disposals and Note 7 Fair Value Measurements.
(2)Total long-term Deferred Acquisition Payables consist of long-term acquisition notes and long-term contingent considerations.
Future maturities of the Company’s total outstanding bank debt and Deferred Acquisition Payables-notes as of March 31, 2026 were as follows (in thousands):

Remainder of 2026	$2,096
2027	2,129
2028	147
2029	120
2030	—
Thereafter	—
Total	$4,492

For the three months ended March 31, 2026 and 2025, the Company incurred interest expense of $0.1 million and $0.1 million, respectively.
Term Loans
There were no material changes to the terms of the Company’s term loan or related interest rate swap agreements during the three months ended March 31, 2026. See Note 8 to the Consolidated Financial Statements in the
12

Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a complete description of these arrangements.
Revolving Credit Agreement
There were no material changes to the Revolving Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank National Association, dated as of May 23, 2023 and as amended on June 20, 2024 which provides a revolving credit facility to the Company, with commitments in an aggregate principal amount not to exceed $50.0 million, which was amended as of June 20, 2024 (as so amended, the “Revolving Facility”) or the related financial covenants during the three months ended March 31, 2026. As of March 31, 2026, the Revolving Facility had an unutilized capacity of $50.0 million and the Company was in compliance with all financial covenants. See Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a complete description of the Revolving Credit Agreement.
Each of the Revolving Facility and the term loans requires the Company to maintain a consolidated leverage ratio of no greater than 2.00 to 1.00 (or, after the occurrence of certain acquisitions, 2.50 to 1.00). As of March 31, 2026 and December 31, 2025, the Company was in compliance with these covenants. The carrying amount of the Company’s variable rate debt as of March 31, 2026 and December 31, 2025 approximates fair value due to the short-term reset of the interest rate based on SOFR and the absence of a credit spread.
Deferred Acquisition Payables-Notes
The Company’s deferred acquisition payables — notes represent seller notes issued in connection with acquisitions of customer list intangible assets in April 2023, March 2024, and October 2024. There were no material changes to the terms of these notes during the three months ended March 31, 2026. See Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a complete description of each note’s terms, interest rates, and repayment schedules.
7.        Fair Value Measurements
The Company measures certain assets and liabilities at fair value using the three-level hierarchy established under ASC Topic 820. There were no material changes to the Company’s fair value measurement policies during the three months ended March 31, 2026. See Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a complete description of the fair value hierarchy and the Company’s valuation methodologies.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within each level of the fair value hierarchy (in thousands):

	Fair Value Hierarchy
	Level 1		Level 2		Level 3
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2026	2025	2026	2025	2026	2025
Assets:
Interest rate swap(1)	$—	$—	$99	$116	$—	$—
Total assets measured at fair value	$—	$—	$99	$116	$—	$—

Liabilities:
Contingent Considerations(2)	$—	$—	$—	$—	$6,954	$7,052
Total liabilities measured at fair value	$—	$—	$—	$—	$6,954	$7,052

(1)The interest rate swap is used to manage the Company’s exposure to interest rate fluctuations related to the Company’s term loans.
(2)The future contingent considerations are recorded in the current and non-current Deferred Acquisition Payables accounts of the Condensed Consolidated Balance Sheet.
13

Contingent Considerations
Level 3 fair value measurements rely on limited unobservable inputs, which may not reflect net realizable value or future fair values. Although the Company believes its valuation methods align with market practices, different assumptions or methodologies could lead to varying fair value results at the reporting date.
The fair value of contingent consideration liabilities is based on projected performance of the acquired entities, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of its contingent consideration, during the three months ended March 31, 2026, the Company recorded a $0.1 million net decrease in the estimated fair value of liabilities which included $0.4 million cash paid for settlements. The Company has assessed the most likely exposure to the contingent consideration to be $7.0 million at March 31, 2026.
The following table sets forth a summary of the changes in the fair value of the Company’s future contingent considerations, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation (in thousands):

	Carrying Value	Fair Value
Balance at December 31, 2025	$7,052	$6,822
Change in fair value of contingent consideration	(209)	(209)
Fair value of contingent consideration-new issuances	500	500
Settlement of contingent consideration	(389)	(389)
Balance at March 31, 2026(1)	$6,954	$6,724

Fair value of current contingent considerations as of 3/31/2026(1)	$5,814	$5,814
Fair Value of non-current contingent considerations as of 3/31/2026(1)	$1,140	$1,096

(1)The Deferred Acquisition Payables-contingent considerations are cash payments that are due to the seller paid out over a future period. The fair value of Deferred Acquisition Payables-contingent considerations are based on current market rates for similar types of payment arrangements. The carrying value approximates its fair value compared to current market rates.
There were no transfers in or out of the Level 3 hierarchy.
Fair value information about financial instruments not measured at fair value
The following table presents the Company’s debt that is not measured at fair value on a recurring basis:

		March 31, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Bank debt:
Current bank debt	Level 2	$1,987	$1,987	$1,972	$1,972
Long-term bank debt(1)	Level 2	$1,532	$1,532	$2,035	$2,035
Deferred Acquisition Payables-notes(2):
Current Deferred Acquisition Payables-notes	Level 2	$591	$591	$593	$593
Long-term Deferred Acquisition Payables-notes	Level 2	$382	$392	$529	$529

(1)The carrying value of the Company’s borrowings under various credit agreements approximates its fair value due to the variable interest rate based upon adjusted SOFR.
(2)     The Deferred Acquisition Payables-notes are cash payments that are due to the seller paid out over a future period. The fair value of Deferred Acquisition Payables-notes are based on current market rates for similar types of financing arrangements.
8.        STOCKHOLDERS’ EQUITY
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

As of March 31, 2026, an additional 20,780 shares of Class A Common Stock were issued upon vesting of restricted stock units (“RSUs”) in accordance with the Company's 2024 Omnibus Incentive Plan (the “2024 Incentive Plan”). See Note 9 Stock-Based Compensation.
Share Repurchase Program
On February 23, 2026, our Board approved a share repurchase program that authorizes the Company to repurchase up to $50 million of its outstanding Class A common stock. Share repurchases may be made from time-to-time on the open market, in privately negotiated transactions, using Rule 10b5-1 trading plans, or in any other manner that complies with the applicable securities law. The timing of purchases and number of shares repurchased under the program will depend upon a variety of factors including the Company’s stock price, trading volume, working capital or other liquidity requirements, and market conditions. The Company is not obligated to purchase any shares under the program and the program may be suspended or discontinued at any time without notice. As of March 31, 2026, the Company repurchased and retired 872,397 shares in the open market for a total cost of $16.7 million.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
March 6, 2026-March 31, 2026	872,397	$18.96	872,397	$33,277,312
Total	872,397		872,397

The following table summarizes the capitalization and voting rights of the Company’s classes of stock as of March 31, 2026:

	Authorized	Par Value	Issued & Outstanding	Votes per share	Economic Rights
Preferred stock	50,000,000	$0.01	None

Common stock:
Class A(1)	300,000,000	$0.01	14,177,064	1	Yes
Class B(1)	100,000,000	$0.00001	7,277,651	1	No
Class C(2)	100,000,000	$0.00001	33,893,810	10	No
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
The Board is authorized to direct the Company to issue shares of preferred stock in one or more series and has the discretion to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through March 31, 2026, no shares of preferred stock have been issued.
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

Noncontrolling interests
Noncontrolling interests represent the economic interests of TWFG Holding held by Bunch Family Holdings, LLC, RenaissanceRe Ventures U.S. LLC and GHC Woodlands Holdings LLC (collectively, the “Pre-IPO LLC Members” or “Continuing Pre-IPO LLC Members”).
The following table summarizes the ownership of TWFG Holding as of March 31, 2026:

Owner	Units Owned	Ownership percentage
TWFG, Inc.	14,177,064	25.6%
Noncontrolling interests	41,171,461	74.4%
Total	55,348,525	100.0%

Redeemable noncontrolling interest
In the second quarter of 2025, the Company completed the acquisition of a 50.1% controlling interest in TWFG MGA FL. The remaining interest is held by AIH Sub, Inc. with a right to put its interest to the Company beginning in 2030 and ending in 2033. The put right consideration to be paid is based on operational performance of TWFG MGA FL as determined at the time the right is exercised. See Note 4 Intangibles, Acquisitions, and Disposals for additional information.
Cash Distributions to Members Related to Their Income Tax Liabilities
As a limited liability company treated as a partnership for income tax purposes, TWFG Holding is not subject to any entity level U.S. federal income taxes, as these taxes are primarily the obligations of its members. Under the third amended and restated TWFG Holding LLC Agreement, TWFG Holding is required to distribute cash, to the extent that TWFG Holding has cash available, on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of net taxable income of TWFG Holding. TWFG Holding makes such tax distributions to its members quarterly, based on an estimated tax rate and projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. TWFG Holding made tax distributions to its members totaling approximately $3.5 million and $2.8 million for the three months ended March 31, 2026 and 2025, respectively. Non-tax distributions in the amounts of $6.5 million and none were made for the three months ended March 31, 2026 and 2025, respectively.
9.        STOCK-BASED COMPENSATION
2024 Omnibus Incentive Plan
On July 17, 2024, the Company adopted the 2024 Incentive Plan for its directors, officers, employees, consultants and advisors. The 2024 Incentive Plan authorizes the granting of stock options, restricted stock, RSUs, stock appreciation rights, and other stock-based awards. The Company has reserved 4,346,667 shares of Class A Common Stock for issuance under the 2024 Incentive Plan, subject to annual increases pursuant to the terms of the 2024 Incentive Plan. During the three months ended March 31, 2026, the Company granted 101,400 RSUs and 73,000 performance stock units (“PSUs”) under the 2024 Incentive Plan, and 3,760,369 shares of Class A Common Stock remain available for future grant.
Stock-Based Compensation Expense
Stock-based compensation expense recorded in salaries and employee benefits for the three months ended March 31, 2026 and 2025 was $0.8 million and $1.2 million, respectively.

Stock-Based Awards
RSUs
The Company withholds and sells shares of Class A Common Stock associated with net settlements to cover tax withholding obligations upon the vesting of RSUs for certain employees under its 2024 Incentive Plan. During the three months ended March 31, 2026, 25,467 RSUs vested and the Company withheld 4,687 RSUs for $0.1 million, resulting in the net issuance of 20,780 shares of Class A Common Stock. The vesting of RSUs is shown net of this withholding on the Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows.
Stock-based awards granted in the period include RSUs with service-based vesting conditions. Outstanding RSUs and related activity for the three months ended March 31, 2026 were as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested balance-December 31, 2025	185,184	$20.90
Granted	101,400	18.39
Vested	(25,467)	18.39
Forfeited	(647)	30.91
Unvested balance-March 31, 2026	260,470	$18.92

PSUs
The Company has granted performance and service based awards to certain key employees, in the form of PSUs, which are earned based on the achievement of certain performance targets and continuous service. The PSUs are subject to a two-year measurement period during which the number of Class A Common Stock to be issued in settlement of the PSUs remains uncertain until the end of the measurement period and will cliff vest based on the level of achievement with respect to the applicable performance criteria. The PSUs are divided into two tranches: 50% Adjusted EBITDA PSUs and 50% Revenue PSUs. The Adjusted EBITDA PSUs performance vest based on the achievement of certain cumulative Adjusted EBITDA targets over the performance period. The Revenue PSUs performance vest based on the achievement of certain cumulative Organic Revenue targets over the performance period. In addition, the PSUs granted to certain employees are contingent generally upon the employee’s continuous service with the Company through the third anniversary of the grant date. Subsequent to such measurement period, the vesting of PSUs is subject to certification by the compensation committee of the Board.
If the vesting conditions of the PSUs are not met the awards will be forfeited. Outstanding PSUs and related activity for the three months ended March 31, 2026 were as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested balance-December 31, 2025	39,143	$30.87
Granted	73,000	18.39
Vested	—	—
Forfeited	(647)	30.91
Unvested balance-March 31, 2026	111,496	$22.68

Summary of Unamortized Compensation Expense
As of March 31, 2026, the Company estimated $5.4 million of unamortized compensation expense related to all non-vested stock-based compensation arrangements granted under the Company’s stock-based compensation plans, based upon current projections of grants measured against performance criteria. This unamortized compensation expense is expected to be recognized over a weighted-average period of 2.0 years.

10.        INCOME TAXES
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
Income tax expense was $1.1 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively. The estimated effective tax rate was 7.97% and 8.74% for the three months ended March 31, 2026 and 2025, respectively, which is different from the 21% statutory rate primarily because income tax expense is recognized only on the portion of earnings attributable to the Company in the periods following the consummation of the Reorganization Transactions.
As of March 31, 2026 and December 31, 2025, the Company did not have any material uncertain tax positions.
11.        DEFINED CONTRIBUTION PLAN
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
For the three months ended March 31, 2026 and 2025, the Company recognized expenses related to the Plan of $0.2 million and $0.2 million, respectively. The Company at its election may make discretionary profit share contributions. Contributions are subject to certain limitations. For the three months ended March 31, 2026 and 2025, the Company elected not to make any additional discretionary contributions.
12.        RELATED PARTY TRANSACTIONS
The Company earned $4.3 million in commissions and $0.9 million in fee income, from The Woodlands Insurance Company (“TWICO”), a related party, during the three months ended March 31, 2026. For the three months ended March 31, 2025, the Company earned $3.1 million in commissions and $0.8 million in fee income, respectively, from TWICO. These amounts are included in commission income and fee income in the Condensed Consolidated Statements of Income. For the three months ended March 31, 2026 and March 31, 2025, the Company allocated to TWICO general and administrative expenses, all of which were immaterial.
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
The Company incurred $0.8 million in license fees net of administrative expenses during the three months ended March 31, 2026 under its software licensing agreement with Evolution Agency Management LLC (“EVO”), a related party. For the three months ended March 31, 2025, the Company incurred license fees of $0.8 million and allocated general administrative expenses related to EVO, totaling $0.1 million, respectively. These amounts are not eliminated and are included in Other Administrative Expenses in the Condensed Consolidated Statements of Income.

The Company purchased the assets of Ralph E. Wade Insurance Agency Inc. in April 2023 for a total consideration of $4.3 million, of which $1.3 million, was settled through the issuance of an interest bearing deferred acquisition note payable. As of March 31, 2026, $0.4 million was outstanding on the deferred acquisition note payable.
In December 2024, the Company commenced a 10-year lease for additional office space with Parkwood 2, LLC, a related party owned by the Continuing Pre-IPO LLC Members.
On December 15, 2025, the Company entered into an amended lease agreement with Parkwood 2, LLC for additional office space located in The Woodlands, Texas. The lease term is expected to commence in the second quarter of 2026 with an initial term of 106 months with an option to renew. The Company has the right to extend the term for an additional 120 months. As of March 31, 2026, the Company has not recognized a right-of-use asset, lease liability, rent expense, or tenant improvement assets or obligations related to this lease.
There were no other material changes in related party transactions from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
13.        EARNINGS PER SHARE
For the three months ended March 31, 2026 and March 31, 2025, basic earnings per share has been calculated by dividing net earnings attributable to Class A common stockholders by the weighted average number of shares of Class A Common Stock outstanding for the same period. Shares of Class A Common Stock are weighted for the portion of the period in which the shares were outstanding. Diluted earnings per share has been calculated in a manner consistent with that of basic earnings per share while considering all potentially dilutive shares of Class A Common Stock outstanding during the periods.
The following tables set forth the computation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income attributable to TWFG, Inc. (basic)	$1,757	$1,338
Plus: Income attributed to dilutive shares	12	13
Net income attributable to common stockholders (diluted)	$1,769	$1,351

Denominator:
Weighted average common stock outstanding (basic)	14,794,482	14,889,739
Effect of potentially dilutive securities:
RSUs	101,924	165,814
PSUs	882	—
Weighted average common stock outstanding (diluted)	14,897,288	15,055,553

Earnings per share
Basic	$0.12	$0.09
Diluted	$0.12	$0.09

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
The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted weighted average shares outstanding for the periods indicated because including them would have had an antidilutive effect:

	Three Months Ended March 31,
	2026	2025

RSUs	37	51,160
PSUs	—	38,223
Class B Voting Stock	7,277,651	7,277,651
Class C Voting Stock	33,893,810	33,893,810
	41,171,498	41,260,844

14.        LITIGATION AND CONTINGENCIES
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
15.        SEGMENT
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
The segment derives its revenues primarily from the placement of insurance contracts between insurance carriers and insureds. The CODM assesses the financial performance of the segment and decides how to allocate resources based on net income on a consolidated basis. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total consolidated assets. See Note 4 Intangibles, Acquisitions, and Disposals for capital expenditures on an entity wide basis.
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

The following table provides a summary of the segment revenue, segment profit or loss, and significant segment expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
Total revenues	$72,841	$53,823
Less:
Commission expense	37,030	31,814
Salaries and employee benefits	9,901	8,196
Technology expense	1,807	1,418
Consultant and other professional fees	1,326	805
Depreciation and amortization	6,169	3,359
Other segment items (1)	4,257	2,502
Interest expense	62	83
Interest income	(1,214)	(1,863)
Income tax expense	1,133	656
Other non-operating (income) expense, net	(709)	—
Segment and consolidated net income	$13,079	$6,853

(1)    Other segment items included in segment net income include marketing expenses, survey expenses, office expenses, and certain administrative expenses.
16.        SUBSEQUENT EVENTS
Subsequent to the quarter ended March 31, 2026, the Company completed acquisitions in support of its ongoing growth strategy.
The Company has evaluated subsequent events through May 8, 2026, the issuance date and determined that no events have occurred that require disclosure other than the events listed above.

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
The following discussion contains commentary on the financial results derived from the unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2026 and March 31, 2025 of TWFG, Inc.
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
Commission income. We derive commission income from the placement of insurance contracts between insurance carriers and Clients. Our commissions are established by the agency agreement between the Company and the insurance carrier and are calculated as a percentage of premiums for the underlying insurance contract. Commission rates vary across insurance carriers, states and lines of business and typically range from 7% to 30%. On a consolidated basis, our average commission rate for 2025 was approximately 12.8%.
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
The following table sets forth our revenues by amount and as a percentage of our revenues for the periods indicated (dollar amounts in thousands):

	Three Months Ended March 31,
	2026		2025
	Amount	% of Total	Amount	% of Total
Commission income	$67,051	92%	$48,785	91%
Contingent income	1,935	3	1,663	3
Fee income	3,348	4	3,011	5
Other income	507	1	364	1
Total revenues	$72,841	100%	$53,823	100%

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
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2026		2025
	Amount	% of Total	Amount	% of Total
Revenues:
Commission income	$67,051	92%	$48,785	91%
Contingent income	1,935	3	1,663	3
Fee income	3,348	4	3,011	5
Other income	507	1	364	1
Total revenues	72,841	100%	53,823	100%
Operating expenses:
Commission expense	37,030	61%	31,814	66%
Salaries and employee benefits	9,901	16	8,196	17
Other administrative expenses	7,390	12	4,724	10
Depreciation and amortization	6,169	11	3,359	7
Total operating expenses	60,490	100%	48,093	100%
Operating income	12,351		5,730
Other non-operating income (expense)
Interest expense	(62)		(83)
Interest income	1,214		1,863
Other non-operating income (expense), net	709		(1)
Income before tax	14,212		7,509
Income tax expense	1,133		656
Net income	$13,079		$6,853

Comparison of the Three Months Ended March 31, 2026 and 2025
Total revenues
The following table presents the disaggregation of our revenues by offerings (in thousands):

	Three Months Ended March 31,
	2026		2025
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$39,008	53%	$35,996	67%
Corporate Branches	10,790	15	8,223	15
Total Insurance Services	49,798	68	44,219	82
TWFG MGA	22,534	31	9,195	17
Other	509	1	409	1
Total revenues	$72,841	100%	$53,823	100%

Total revenues for the three months ended March 31, 2026 increased by $19.0 million, or 35.3%, compared to the same period in the prior year. The increase was primarily due to a $18.3 million, or 37.4%, increase in commission income mainly driven by the acquisition of TWFG MGA FL, LLC, continued organic business growth and corporate store acquisitions completed after March 31, 2025. Also contributing to the increase in total revenues were the $0.3 million, or 16.4%, increase in contingent income, $0.3 million, or 11.2%, increase in fee income, and $0.1 million, or 39.3%, increase in other income compared to the same period in the prior year. See discussions below for additional information about the changes in our revenues.

Commission income
The following table presents the disaggregation of our commission income by offerings (in thousands):

	Three Months Ended March 31,
	2026		2025
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$36,287	54%	$33,358	68%
Corporate Branches	10,635	16	8,214	17
Total Insurance Services	46,922	70	41,572	85
TWFG MGA	20,129	30	7,213	15
Total commission income	$67,051	100%	$48,785	100%

Total commission income for the three months ended March 31, 2026 increased by $18.3 million, or 37.4%, compared to the same period in the prior year, mainly driven by the acquisition of TWFG MGA FL, LLC, continued organic business growth and corporate store acquisitions completed after March 31, 2025.
Commission income for total Insurance Services grew by $5.3 million, or 12.9%, for the three months ended March 31, 2026 compared to the same period in the prior year. Insurance Services Agency-in-a-Box commission income for the three months ended March 31, 2026 increased by $2.9 million, or 8.8%, compared to the same period in the prior year. This increase was driven by higher written premium volume through organic growth and mix in line of business over the period. Insurance Services Corporate Branches commission income for the three months ended March 31, 2026 increased by $2.4 million, or 29.5%, compared to the same period in the prior year. The increase was primarily driven by the acquisitions completed after March 31, 2025 and organic growth.
TWFG MGA commission income for the three months ended March 31, 2026 increased by $12.9 million, or 179.1%, compared to the same period in the prior year. The increase in TWFG MGA was primarily driven by the acquisition of TWFG MGA FL, LLC completed in 2025.
Contingent income
Contingent income for the three months ended March 31, 2026 was $1.9 million, reflecting a $0.3 million, or 16.4%, increase compared to the same period in the prior year. The increase in contingent income was primarily due to underlying growth in our business. Contingent income is unpredictable and dependent upon the target financial and performance metrics established by the insurance carriers.
Fee income
The following table presents the disaggregation of our fee income by major sources (in thousands):

	Three Months Ended March 31,
	2026		2025
	Amount	% of Total	Amount	% of Total
Policy fees	$1,403	42%	$1,051	35%
Branch fees	1,321	39	1,256	42
License fees	529	16	608	20
TPA fees	95	3	96	3
Total fee income	$3,348	100%	$3,011	100%

Fee income for the three months ended March 31, 2026 increased by $0.3 million, or 11.2%, compared to the same period in the prior year. Changes to individual components of fee income are discussed in detail below:
•Policy fees for the three months ended March 31, 2026 increased by $0.4 million, or 33.5%, compared to the same period in the prior year. The increase in policy fees was primarily due to higher policy count driven by new business growth.
•Branch fees for the three months ended March 31, 2026 increased by $0.1 million, or 5.2%, compared to the same period in the prior year. The increase in branch fees was primarily driven by increased agent growth.

•License fees for the three months ended March 31, 2026 decreased by $0.2 million, or 13.0%, compared to the same period in the prior year.
Other income
Other income for the three months ended March 31, 2026 was $0.5 million compared to $0.4 million in the same period in the prior year. The account balance was primarily comprised of interest earned on fiduciary funds and interest earned on the $10.0 million other investment held by a third party to facilitate premium financing arrangements.
Commission expense
The following table presents the disaggregation of our commission expense by offerings (in thousands):

	Three Months Ended March 31,
	2026		2025
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$28,640	77%	$25,954	82%
Corporate Branches	1,223	3	1,105	3
Total Insurance Services	29,863	80	27,059	85
TWFG MGA	7,063	19	4,726	15
Other	104	1	29	—
Total commission expense	$37,030	100%	$31,814	100%

Total commission expense for the three months ended March 31, 2026 increased by $5.2 million, or 16.4%, compared to the same period in the prior year. The increase was primarily due to the increased business growth and overall shift in business mix. See commission income discussion above for additional information regarding the driver of changes.
Commission expense for total Insurance Services grew by $2.8 million, or 10.4%, for the three months ended March 31, 2026 compared to the same period in the prior year. Insurance Services Agency-in-a-Box commission expense for the three months ended March 31, 2026 increased by $2.7 million, or 10.3%, compared to the same period in the prior year. The increase was primarily driven by the increase in our business.
Insurance Services Corporate Branches commission expense for the three months ended March 31, 2026 increased by $0.1 million, or 10.7%, compared to the same period in the prior year. The increase in commission expense was driven by both organic business growth and acquisition of Corporate Branches in the current period. The expenses of our Corporate Branches are primarily salaries and benefits, and are primarily fixed expenses, which are not directly related to commission income or written premium.
TWFG MGA commission expense for the three months ended March 31, 2026 increased by $2.3 million, or 49.4%, compared to the same period in the prior year. The increase is primarily driven by the acquisition of TWFG MGA FL, LLC and overall growth.
Salaries and employee benefits
Salaries and employee benefits for the three months ended March 31, 2026 was $9.9 million compared to $8.2 million in the same period in the prior year, reflecting a 20.8% total increase, primarily driven by $1.5 million in salaries and employee benefit expenses driven by acquisitions, increase in corporate employee growth of $0.5 million, offset by a decrease of $0.3 million in stock-based compensation.
Other administrative expenses
Other administrative expenses for the three months ended March 31, 2026 was $7.4 million compared to $4.7 million in the same period in the prior year, reflecting an increase of $2.7 million, or 56.4%. The increase was primarily due to higher expenses driven by business growth.

Depreciation and amortization
Depreciation and amortization for the three months ended March 31, 2026 was $6.2 million compared to $3.4 million in the same period in the prior year, reflecting an increase of $2.8 million, or 83.7%. The increase was primarily due to the amortization of intangible assets from our recent asset acquisitions.
Interest income
Interest income for the three months ended March 31, 2026 was $1.2 million, compared to $1.9 million in the same period in the prior year, reflecting a decrease of $0.7 million. The decrease was attributable to the decline in cash balances which averaged $155.8 million over the three months ended March 31, 2026 compared to $208.3 million on hand as of March 31, 2025.
Income tax expense
Income tax expense for the three months ended March 31, 2026 was $1.1 million compared to $0.7 million for the same period in the prior year.

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
The following table presents the disaggregation of Total Written Premium by offerings and business mix and line of business (in thousands):

	Three Months Ended March 31,
	2026		2025
	Amount	% of Total	Amount	% of Total
Offerings:
Insurance Services
Agency-in-a-Box	$277,763	61%	$249,475	68%
Corporate Branches	85,777	19	68,098	18
Total Insurance Services	363,540	80	317,573	86
TWFG MGA	94,679	20	53,389	14
Total written premium	$458,219	100%	$370,962	100%

Business Mix:
Insurance Services
Renewal business	$285,025	62%	$244,845	66%
New business	78,515	17	72,728	20
Total Insurance Services	363,540	79	317,573	86

TWFG MGA
Renewal business	55,662	12	36,375	9
New business	39,017	9	17,014	5
Total TWFG MGA	94,679	21	53,389	14
Total written premium	$458,219	100%	$370,962	100%

Written Premium Retention:
Insurance Services		90%		88%
TWFG MGA		104		82
Consolidated		92		88

Line of Business:
Personal lines	$374,143	82%	$298,289	80%
Commercial lines	84,076	18	72,673	20
Total written premium	$458,219	100%	$370,962	100%

The following table presents the dollar and percent change for Total Written Premium by offerings and business mix (in thousands):

	Three Months Ended March 31,
	2026		2025
	Amount	% Change	Amount	% Change
Offerings:
Insurance Services
Agency-in-a-Box	$28,288	11.3%	$30,539	13.9%
Corporate Branches	17,679	26.0	10,214	17.6
TWFG MGA	41,290	77.3	8,943	20.1
Total change in written premium	$87,257	23.5%	$49,696	15.5%

Business Mix:
Insurance Services
Renewal business	$40,180	16.4%	$30,368	14.2%
New business	$5,787	8.0%	$10,385	16.7%

TWFG MGA
Renewal business	$19,287	53.0%	$911	2.6%
New business	$22,003	129.3%	$8,032	89.4%

Consolidated Business Mix:
Consolidated renewal business	$59,467	21.1%	$31,279	12.5%
Consolidated new business	27,790	31.0	18,417	25.8
Total change in written premium	$87,257	23.5%	$49,696	15.5%

Comparison of the Three Months Ended March 31, 2026 and 2025
Total Written Premium for the three months ended March 31, 2026 increased by $87.3 million, or 23.5%, compared to the same period in the prior year. This increase was a result of growth in renewal and new business of $59.5 million, or 21.1%, and $27.8 million, or 31.0%, respectively. Within our Insurance Services offering, there was a shift in renewal and new business growth as compared to the same period in the prior year. Renewal business had a spike in growth of $40.2 million, or 16.4%, compared to growth of $30.4 million, or 14.2%, in the same period in the prior year. However, new business grew at a lesser degree of growth of $5.8 million, or 8.0%, as compared to growth of $10.4 million, or 16.7%, in the same period of the prior year. The higher renewal business growth in the first quarter of 2026 included an influx from the 2025 corporate store acquisitions, which were acquired starting in the second quarter of 2025. Within our MGA offering, we saw an uptick in both renewal business growth and new business growth of $19.3 million, or 53.0%, and $22.0 million, or 129.3%, respectively. The increase is due primarily to the acquisition of TWFG MGA FL, LLC which closed in the second quarter of 2025.
For the three months ended March 31, 2026 and 2025, our consolidated written premium retention was 92% and 88%, respectively. The increase in reported retention was primarily driven by the inclusion of TWFG MGA FL, LLC, which includes take-out business and subsequent renewals that carry higher premium levels and exposure growth, and as a result, can cause premium retention to exceed 100% within the MGA segment. Premium retention is calculated based on premium dollars rather than policy counts and is therefore influenced by changes in premium rates, coverage levels, and business mix. Excluding the impacts of TWFG MGA FL, MGA premium retention would have been approximately 69%, and consolidated premium retention would have been approximately 87%, reflecting underlying policy retention trends, a higher mix of new business, and moderating rate increases in the current period. The prior year quarter reflected stronger new business growth of $10.4 million, or 16.7%, driven in part by carriers moderating rate increases and expanding underwriting capacity following a period of constrained market conditions.
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
A reconciliation of Organic Revenue and Organic Revenue Growth Rate to Total Revenue and Total Revenue Growth Rate, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Total Revenues	$72,841	$53,823
Acquisition adjustments(1)	(14,141)	(610)
Contingent income	(1,935)	(1,663)
Fee income	(3,348)	(3,011)
Other income	(507)	(364)
Policy fee income	1,403	1,051
Organic Revenue	$54,313	$49,226

Prior year Organic Revenue reported	$49,226	$41,591
Commission income at 12-month post acquisitions	610	1,466
Disposals	(521)	—
Organic Revenue denominator	$49,315	$43,057

Organic Revenue	$54,313	$49,226
Organic Revenue denominator	49,315	43,057
Organic Revenue Growth	$4,998	$6,169

Total Revenue Growth Rate(2)	35.3%	16.6%
Organic Revenue Growth Rate(3)	10.1%	14.3%

(1)Represents revenues generated from the acquired businesses during the first 12 months following an acquisition.
(2)Represents the period-to-period change in total revenues divided by the total revenues in the prior period.
(3)Represents Organic Revenue Growth divided by the Organic Revenue denominator.
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue growth rate, representing the year-over-year change in total revenues, was 35.3% for the three months ended March 31, 2026 compared to the same period in 2025 and 16.6% for the three months ended March 31, 2025 compared to the same period in 2024. Revenue growth for the periods reflected the growth in our Books of Business and the mix of the new and renewal businesses. Revenue growth for the three months ended March 31, 2026 compared to the same period in 2025 included the continued growth of commission and fee income during the period. See “Consolidated Results of Operations” for additional discussions regarding the changes in our revenues.
Organic Revenue Growth Rate was 10.1% for the three months ended March 31, 2026 compared to the same period in 2025 and 14.3% for the three months ended March 31, 2025 compared to the same period in 2024. Organic Revenue Growth for both periods reflects ongoing, but normalizing rate increases being implemented by carriers, the underlying growth of our business, and healthy economic growth and an increase in commission income in our MGA offering. See “Consolidated Results of Operations—Commission Income” for additional discussions regarding the changes in our commission income.

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
There were no changes to the income tax treatment within the Adjusted Net Income calculation during the three months ended March 31, 2026.
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
A reconciliation of Adjusted Net Income and Adjusted Net Income Margin to net income and net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Total Revenues	$72,841	$53,823
Net Income	$13,079	$6,853
Income tax expense	1,133	656
Acquisition-related expenses	125	33
Equity-based compensation	856	1,204
Other non-recurring items(1)	466	—
Gain on sale of non-current assets, net(2)	(700)	—
Amortization expense	6,028	3,210
Adjusted income before income taxes	20,987	11,956
Adjusted income tax expense	(4,835)	(2,736)
Adjusted Net Income	$16,152	$9,220
Net Income Margin	18.0%	12.7%
Adjusted Net Income Margin	22.2%	17.1%

(1)Non-recurring expense related to the write-off of a commission receivable arising from a contractual dispute with a carrier, resolved through commercial concession.
(2)During the first quarter of 2025, a gain related to the sale of non-current assets was not excluded from Adjusted Net Income consistent with the Company’s stated definition. The presentation has been corrected in the fourth quarter and full-year 2025 results to conform to the Company’s definition of Adjusted Net Income. This correction impacts only non-GAAP measures and had no effect on previously reported GAAP results.

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
Prior to the IPO and Reorganization Transactions, TWFG Holding’s equity structure included common units. The Company considered the calculation of earnings per unit for periods prior to the IPO and determined that such presentation would not provide meaningful information to the users of these Condensed Consolidated Financial Statements. Therefore, earnings per share information for the three months ended March 31, 2026 has been calculated solely for the post-IPO period.
A reconciliation of Adjusted Diluted Earnings Per Share to diluted earnings per share, the most directly comparable GAAP measure, for each of the periods indicated is as follows:

	Three Months Ended March 31,
	2026	2025
Earnings per share of common stock – diluted	$0.12	$0.09
Plus: Impact of all LLC Units exchanged for Class A Common Stock(1)	0.05	0.03
Plus: Adjustments to Net Income(2)	0.06	0.04
Plus: Other Adjustments(3)	0.06	—
Adjusted Diluted Earnings Per Share	$0.29	$0.16

Weighted average common stock outstanding – diluted	14,897,288	15,055,553
Plus: Impact of all LLC Units exchanged for Class A Common Stock(1)	41,171,461	41,171,461
Adjusted Diluted Earnings Per Share diluted share count	56,068,749	56,227,014

(1)    For comparability purposes, this calculation incorporates the net income that would be distributable if all shares of Class B Common Stock and Class C Common Stock, together with the related LLC Units, were exchanged for shares of Class A Common Stock. For the three months ended March 31, 2026, this includes $7.8 million of net income on 56,068,749 weighted-average shares of common stock outstanding-diluted. For the three months ended March 31, 2025, this includes $5.5 million of net income on 56,227,014 weighted-average shares of common stock outstanding-diluted. For the three months ended March 31, 2026, 41,171,461 weighted average outstanding Class B Common Stock and Class C Common Stock were considered dilutive and included in the 56,068,749 weighted-average shares of common stock outstanding-diluted within diluted earnings per share calculation. See Note 13 Earnings Per Share to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for more information about the earnings per share.
(2)    Adjustments to Net Income are described in the footnotes of the reconciliation of Adjusted Net Income to net income in “Adjusted Net Income and Adjusted Net Income Margin”, which represent the difference between net income of $13.1 million and Adjusted Net Income of $16.2 million for the three months ended March 31, 2026. For the three months ended March 31, 2026, Adjusted Diluted Earnings Per Share include adjustments of $3.1 million to Adjusted Net Income on 56,068,749 weighted-average shares of common stock outstanding-diluted for the period presented, respectively.
(3)    Impact of MGA FL redeemable noncontrolling interest: Incorporates the net income attributable to the 49.9% interest in TWFG MGA FL, LLC held by AIH Sub, Inc. Unlike the Class B and Class C holders, AIH Sub, Inc. does not hold exchange rights into Class A Common Stock but rather holds a put option exercisable between 2030 and 2033. This component is included to present Adjusted Diluted Earnings Per Share on the same fully consolidated basis as Adjusted EBITDA, ensuring comparability between the two metrics. For the three months ended March 31, 2026, this component includes $3.5 million of net income attributable to AIH Sub, Inc.
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
A reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin to Net income and Net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Total Revenues	$72,841	$53,823
Net income	$13,079	$6,853
Interest expense	62	83
Interest income(1)	(1,214)	(1,863)
Depreciation and amortization	6,169	3,359
Income tax expense	1,133	656
EBITDA	19,229	9,088
Acquisition-related expenses	125	33
Equity-based compensation	856	1,204
Interest income(1)	1,214	1,863
Gain on sale of non-current assets, net(2)	(700)	—
Other non-recurring items(3)	466	—
Adjusted EBITDA	$21,190	$12,188
Net Income Margin	18.0%	12.7%
Adjusted EBITDA Margin	29.1%	22.6%

(1)Interest income reflects interest and other earnings on cash balances held by the Company. This income is included in Adjusted EBITDA as we view our total interest and investment income as an integral part of our business model and earnings stream until deployed.
(2)During the first quarter of 2025, a gain related to the sale of non-current assets was not excluded from Adjusted Net Income consistent with the Company’s stated definition. The presentation has been corrected in the fourth quarter and full-year 2025 results to conform to the Company’s definition of Adjusted Net Income. This correction impacts only non-GAAP measures and had no effect on previously reported GAAP results.
(3)Non-recurring expense related to the write-off of a commission receivable arising from a contractual dispute with a carrier, resolved through commercial concession.
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

A reconciliation of Adjusted Free Cash Flow to Cash flow from Operating Activities, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash Flow from Operating Activities	$22,719	$15,645
Purchase of property and equipment	(292)	(15)
Tax distribution to members(1)	(7,326)	(2,024)
Acquisition-related expenses	125	33
Adjusted Free Cash Flow	$15,226	$13,639

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
Liquidity and capital resources
Historical liquidity context
As of March 31, 2026, the Company had $124.8 million in cash and cash equivalents and $18.8 million in restricted cash, compared to $155.9 million and $12.0 million, respectively, as of December 31, 2025. The decrease in cash and cash equivalents for the three months ended March 31, 2026 was primarily attributable to $29.0 million of cash paid for acquisitions, $16.6 million paid for Class A share repurchases of Class A Common Stock, and $7.3 million in member distributions, partially offset by positive cash flows from operations of $22.7 million.
The Company maintains access to the $50.0 million Revolving Facility (as defined below), of which zero was outstanding at March 31, 2026. We were in compliance with all financial covenants under our debt agreements as of the end of the period. Management believes existing liquidity sources, together with cash generated from operations, will be sufficient to meet working capital, capital expenditure, and acquisition-related needs for at least the next 12 months.
Credit agreements
On June 5, 2017, TWFG Holding, as borrower, entered into a credit agreement (as subsequently amended, the “Term Loan Credit Agreement”) with PNC Bank, National Association, as lender. On July 30, 2019, TWFG Holding entered into a third amendment to the Term Loan Credit Agreement pursuant to which it borrowed $4.0 million pursuant to a Term Loan B and used these proceeds for permitted acquisitions. On December 4, 2020, TWFG Holding entered into a fifth amendment to the Term Loan Credit Agreement pursuant to which it borrowed an additional $13.0 million pursuant to a Term Loan C and used these proceeds for permitted acquisitions (such amount, together with the amount borrowed on July 30, 2019, the “Term Loans”). On May 23, 2023, TWFG Holding entered into a ninth amendment to the Term Loan Credit Agreement to, among other provisions, provide additional flexibility under the covenants contained therein. The Term Loan B was fully repaid by its maturity on July 30, 2024. As of March 31, 2026, $3.5 million remained outstanding under Term Loan C.
The Revolving Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank National Association, dated as of May 23, 2023 and as amended on June 20, 2024, provides a revolving credit facility to the Company, with commitments in an aggregate principal amount not to exceed $50.0 million (as so amended, the “Revolving Facility,” and together with the Term Loan Credit Agreement, the “Credit Agreements”). Borrowings constituting revolving loans under the Revolving Credit Agreement incur interest at the Term SOFR Rate (as defined therein) for the applicable interest period plus a margin based on the consolidated leverage ratio of the Company between 2%

and 2.75%, and a 0.10% adjustment. The borrowings under the Revolving Facility may be used by the Company for permitted acquisitions, working capital and general corporate purposes. The Company pays a commitment fee on unutilized amounts under the Revolving Facility of 0.20% up to 0.35% based on the consolidated leverage ratio. For the periods ended March 31, 2026 and March 31, 2025, the Revolving Facility had an unutilized capacity of $50.0 million and $50.0 million, respectively.
Each of the Revolving Facility and the term loans requires the Company to maintain a consolidated leverage ratio of no greater than 2.00 to 1.00 (or, after the occurrence of certain acquisitions, 2.50 to 1.00). The Credit Agreements also contain covenants that, among other provisions and subject to certain exceptions, restrict our ability to pay dividends or other distributions, incur additional debt, engage in asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in transactions with affiliates, change our business or make investments. As of March 31, 2026 and March 31, 2025, the Company was in compliance with these covenants. The carrying amount of the Company’s variable rate debt as of March 31, 2026 and March 31, 2025 approximates fair value due to the short-term reset of the interest rate based on SOFR and the absence of a credit spread.
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
Share Repurchase Program
On February 23, 2026, our Board approved a share repurchase program that authorizes the Company to repurchase up to $50 million of its outstanding Class A common stock. Share repurchases may be made from time-to-time on the open market, in privately negotiated transactions, using Rule 10b5-1 trading plans, or in any other manner that complies with the applicable securities law. As of March 31, 2026, the Company repurchased and retired 872,397 shares in the open market for a total cost of $16.7 million. As of March 31, 2026, the dollar value of shares that remained available to be purchased under this share buyback program was approximately $33.3 million.
Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025	Variance
Net cash provided by operating activities from continuing operations	$22,719	$15,645	$7,074
Net cash (used in) investing activities from continuing operations	(28,340)	(11,166)	(17,174)
Net cash (used in) financing activities from continuing operations	(18,633)	(1,525)	(17,108)
Net change in cash, cash equivalents and restricted cash from continuing operations	(24,254)	2,954	(27,208)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	167,900	205,323	(37,423)
Cash, cash equivalents and restricted cash from continuing operations, end of period	$143,646	$208,277	$(64,631)
Cash paid during the period for interest	$38	$83	$(45)
Cash paid during the period for taxes	$152	$—	$152

Comparison of the Three Months Ended March 31, 2026 and 2025
Operating activities
Operating activities from continuing operations provided $22.7 million and $15.6 million of cash for the three months ended March 31, 2026 and 2025, respectively. The increase in net cash provided by operating activities was driven by a $6.2 million increase in net income, $1.0 million outflow from the change in working capital between periods, which was primarily attributable to the decrease in commissions receivable, and $1.8 million in net change of non-cash adjustments in the period which include amortization, stock-based compensation, and non-cash lease expense. See “Consolidated Results of Operations” above for additional information regarding the results of our operations.
Investing activities
Investing activities from continuing operations used $28.3 million and $11.2 million of cash for the three months ended March 31, 2026 and 2025, respectively. Our net investing outflows increased primarily due to the higher level of intangible asset acquisitions in the current period of $28.7 million compared to $11.2 million in the prior period partially offset by $0.7 million inflow from proceeds on the sale of intangible assets. In addition, outflow of $0.3 million for property and equipment acquisitions occurred during the three months ended March 31, 2026. See Note 4 Intangibles, Acquisitions and Disposals to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our asset acquisitions.
Financing activities
Financing activities from continuing operations used $18.6 million and $1.5 million of cash for the three months ended March 31, 2026 and 2025. Outflows were primarily due to the $16.6 million of repurchased Class A common stock under our share repurchase program, $5.3 million increase in distributions to members, and $0.4 million increase in payments of deferred acquisition payables. The financing outflows are offset by the following inflows of $4.1 million due to net increase in carrier liabilities and $1.1 million decrease related to tax withholding on vesting of equity awards for the three months ended March 31, 2026.
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
We have certain obligations related to debt maturities and operating leases. As of March 31, 2026, we had $1.2 million of non-cancelable operating lease obligations for the next 12 months. For the periods following the next 12 months, we have an additional $2.8 million of non-cancelable operating lease obligations. In addition, as of March 31, 2026, we had $8.4 million of debt maturities for the next 12 months comprised of $2.0 million of the remaining balance under the Term Loan C, and $0.6 million in acquisition-related notes, and $5.8 million of acquisition-related payables. For the periods following the next 12 months, we have an additional $3.1 million of debt maturities representing $1.5 million under the Term Loan C, $0.4 million in acquisition-related notes, and $1.1 million of acquisition-related payables. As of March 31, 2026, there was no outstanding balances under our Revolving Facility. In the future, any outstanding balances under our Revolving Facility, if any, will become due and payable during 2028. See Note 6 Debt to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.
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
There have been no material changes in our critical accounting policies during the three months ended March 31, 2026 as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Critical Accounting Policies and Estimates” of our Annual Report other than above.
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
Our investments are held primarily as cash and cash equivalents. These investments are subject to interest rate risk. The fair values of cash and cash equivalents as of March 31, 2026 and December 31, 2025 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material. We do not actively invest or trade in equity securities.
As of March 31, 2026, we had $143.6 million in cash and cash equivalents, and restricted cash, which earned interest income of $1.5 million for the three months ended March 31, 2026. The impact of a hypothetical 100 basis point change in interest rates would have reduced/increased interest income by $0.1 million in the Condensed Consolidated Statements of Income.

As of March 31, 2026, we had approximately $3.5 million of borrowings outstanding under our Term Loan Credit Agreement. We repaid the outstanding balances of our Term Loan B and Revolving Facility in full as of June 30, 2024. As of December 31, 2025, we had approximately $4.0 million and zero borrowings outstanding under our Term Loan Credit Agreement and Revolving Facility, respectively. These borrowings accrue interest tied to SOFR and therefore interest expense under these borrowings is subject to change. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer Purchases of Equity Securities
On February 23, 2026, our Board approved a share repurchase program that authorizes the Company to repurchase up to $50 million of its outstanding Class A common stock. Share repurchases may be made from time-to-time on the open market, in privately negotiated transactions, using Rule 10b5-1 trading plans, or in any other manner that complies with the applicable securities law. The timing of purchases and number of shares repurchased under the program will depend upon a variety of factors including the Company’s stock price, trading volume, working capital or other liquidity requirements, and market conditions. The Company is not obligated to purchase any shares under the program and the program may be suspended or discontinued at any time without notice. As of March 31, 2026, the Company repurchased and retired 872,397 shares in the open market for a total cost of $16.7 million.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
March 6, 2026-March 31, 2026	872,397	$18.96	872,397	$33,277,312
Total	872,397		872,397

(1) Under a share repurchase program implemented effective February 23, 2026, the Company is authorized to repurchase up to $50 million of its outstanding Class A common stock. The repurchase program does not have an expiration date.
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

TWFG, Inc.
Date: May 8, 2026	By:	/s/ Richard F. Bunch III
Name: Richard F. Bunch III
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	By:	/s/ Janice E. Zwinggi
Name: Janice E. Zwinggi
Title: Chief Financial Officer
(Principal Financial Officer)