Form 10-Q
period 2026-06-30
TWFG, Inc.
filed 2026-08-06
CIK 2007596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐   No ☒
As of August 5, 2026, there were 12,880,333 shares of Class A common stock, 7,277,651 shares of Class B common stock and 33,893,810 shares of Class C common stock outstanding.

Page
Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)	1
Condensed Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025	1
Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025	2
Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025	3
Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025	6
Notes to the Condensed Consolidated Financial Statements	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	34
Part II - Other Information
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 5. Other Information	35
Item 6. Exhibits	37
Signatures	38

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

ii

Part I - Financial Information
Item 1. Financial Statements
TWFG, Inc.
Condensed Consolidated Statements of Income
(Amounts in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Commission income (related party of $4,070 and $2,784 for the three months ended and $8,348 and $5,918 for the six months ended June 30, 2026 and 2025, respectively)	$80,643	$54,562	$147,694	$103,347
Contingent income (related party of $125 and $250 for the three and six months ended June 30, 2026 and none for the three and six months ended June 30, 2025, respectively)	2,167	2,033	4,102	3,696
Fee income (related party of $947 and $893 for the three months ended and $1,843 and $1,727 for the six months ended June 30, 2026 and 2025, respectively)	4,165	3,329	7,513	6,340
Other income	536	384	1,043	748
Total revenues	87,511	60,308	160,352	114,131
Expenses
Commission expense	42,491	34,151	79,521	65,965
Salaries and employee benefits	11,781	9,493	21,682	17,689
Other administrative expenses (related party of $851 and $779 for the three months ended and $1,692 and $1,549 for the six months ended June 30, 2026 and 2025, respectively)	8,587	5,400	15,977	10,124
Depreciation and amortization	7,065	3,901	13,234	7,260
Total operating expenses	69,924	52,945	130,414	101,038
Operating income	17,587	7,363	29,938	13,093
Interest expense	(57)	(68)	(119)	(151)
Interest income	759	1,751	1,973	3,614
Other non-operating income (expense), net	(7)	574	702	573
Income before tax	18,282	9,620	32,494	17,129
Income tax expense	1,031	620	2,164	1,276
Net income	17,251	9,000	30,330	15,853
Less: net income attributable to noncontrolling interests	14,880	7,043	26,202	12,558
Net income attributable to TWFG, Inc.	$2,371	$1,957	$4,128	$3,295

Weighted average shares of common stock outstanding (see Note 13):
Basic	13,096,390	14,904,083	14,001,518	14,896,951
Diluted	13,096,390	56,278,869	14,001,518	15,083,695
Earnings per share (see Note 13):
Basic	$0.18	$0.13	$0.29	$0.22
Diluted	$0.18	$0.13	$0.29	$0.22

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$17,251	$9,000	$30,330	$15,853
Other comprehensive loss, net of tax:
Unrealized gain (loss) on derivative instruments	33	(2)	44	(17)
Reclassification of realized losses on derivative instruments included in net income	(53)	(48)	(81)	(101)
Total other comprehensive loss, net of tax	(20)	(50)	(37)	(118)
Comprehensive income	17,231	8,950	30,293	15,735
Less: comprehensive income attributable to noncontrolling interests	14,865	7,006	26,174	12,472
Comprehensive income attributable to TWFG, Inc.	$2,366	$1,944	$4,119	$3,263

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share/unit data)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$73,745	$155,926
Restricted cash	19,006	11,974
Commissions receivable, net	46,826	37,322
Accounts receivable	14,241	7,469
Other current assets, net	16,703	12,827
Total current assets	170,521	225,518
Non-current assets
Intangible assets, net	178,744	138,632
Property and equipment, net	3,806	3,307
Lease right-of-use assets, net	4,648	4,189
Other non-current assets	635	689
Total assets	$358,354	$372,335
Liabilities, Redeemable Noncontrolling Interest, and Equity
Current liabilities
Commissions payable	$20,729	$15,168
Carrier liabilities	22,837	13,811
Operating lease liabilities	1,225	1,320
Short-term bank debt	2,003	1,972
Deferred acquisition payables	6,749	1,505
Other current liabilities	13,026	10,308
Total current liabilities	66,569	44,084
Non-current liabilities
Operating lease liabilities	3,388	2,897
Long-term bank debt	1,025	2,035
Deferred acquisition payables	343	6,669
Total liabilities	71,325	55,685
Commitments and contingencies (see Note 14)
Redeemable noncontrolling interest	23,194	17,901
Stockholders' Equity
Class A common stock ($0.01 par value per share - 300,000,000 authorized, 12,797,112 and 15,028,681 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	128	150
Class B common stock ($0.00001 par value per share - 100,000,000 authorized, 7,277,651 shares issued and outstanding at June 30, 2026 and December 31, 2025)	—	—
Class C common stock ($0.00001 par value per share - 100,000,000 authorized, 33,893,810 shares issued and outstanding at June 30, 2026 and December 31, 2025)	—	—
Additional paid-in capital	18,623	59,951
Retained earnings	27,379	23,251
Accumulated other comprehensive income	21	30
Total stockholders' equity attributable to TWFG, Inc.	46,151	83,382
Noncontrolling interests	217,684	215,367
Total stockholders' equity	263,835	298,749
Total liabilities, redeemable noncontrolling interest, and equity	$358,354	$372,335

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statements of Changes in Redeemable
Noncontrolling Interest and Stockholders’ Equity
(Amounts in thousands, except share/unit data)
(unaudited)

For the Six Months Ended June 30, 2026
	Class A Common Stock		Class B Voting Stock		Class C Voting Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity Attributable to TWFG, Inc.	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interest
Balance at December 31, 2025	15,028,681	$150	7,277,651	$—	33,893,810	$—	$59,951	$23,251	$30	$83,382	$215,367	$298,749	$17,901
Net income	—	—	—	—	—	—	—	1,757	—	1,757	7,816	9,573	3,506
Cash distributions to members	—	—	—	—	—	—	—	—	—	—	(7,326)	(7,326)	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(4)	(4)	(13)	(17)	—
Stock-based compensation	—	—	—	—	—	—	856	—	—	856	—	856	—
Vesting of restricted stock units	25,467	—	—	—	—	—	—	—	—	—	—	—	—
Tax withholding on vesting of equity awards	(4,687)	—	—	—	—	—	(86)	—	—	(86)	—	(86)	—
Share repurchase program	(872,397)	(8)	–	—	–	—	(16,715)	—	—	(16,723)	—	(16,723)	—
Balance at March 31, 2026	14,177,064	$142	7,277,651	$—	33,893,810	$—	$44,006	$25,008	$26	$69,182	$215,844	$285,026	$21,407
Net income	—	—	—	—	—	—	—	2,371	—	2,371	10,533	12,904	4,347
Cash distributions to members	—	—	—	—	—	—	—	—	—	—	(8,678)	(8,678)	(2,560)
Other comprehensive loss	—	—	—	—	—	—	—	—	(5)	(5)	(15)	(20)	—
Stock-based compensation	—	—	—	—	—	—	1,166	—	—	1,166	—	1,166	—
Share repurchase program	(1,379,952)	(14)	—	—	—	—	(26,549)	—	—	(26,563)	—	(26,563)	—
Balance at June 30, 2026	12,797,112	$128	7,277,651	$—	33,893,810	$—	$18,623	$27,379	$21	$46,151	$217,684	$263,835	$23,194

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

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$30,330	$15,853
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	13,234	7,260
Net gain on sales of intangible assets and property and equipment	(701)	(573)
Stock-based compensation expense	2,022	2,719
Non-cash lease expense	801	636
Other non-cash items	(16)	3
Change in:
Commissions receivable, net	(9,504)	1,833
Accounts receivable	(6,772)	(1,514)
Other current and non-current assets	(3,859)	(1,606)
Commissions payable	5,561	2,375
Operating lease liabilities	(848)	(546)
Other current liabilities	2,289	(1,180)
Net cash provided by operating activities	32,537	25,260
Cash Flows from Investing Activities
Proceeds from sale of books of business	700	573
Proceeds from sale of property and equipment	1	—
Disposal of fixed assets	—	6
Purchase of intangible assets	(53,234)	(47,226)
Purchase of property and equipment	(797)	(59)
Net cash used in investing activities	(53,330)	(46,706)
Cash Flows from Financing Activities
Repayment of borrowings	(979)	(949)
Distributions to members	(18,564)	(13,263)
Repurchase of Class A common stock	(42,857)	—
Tax withholding on vesting of equity awards	(86)	(1,195)
Increase in carrier liabilities	10,971	5,623
Decrease in carrier liabilities	(1,945)	(2,790)
Payment of deferred acquisition payable	(896)	(302)
Net cash used in financing activities	(54,356)	(12,876)

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025

Net change in cash, cash equivalents and restricted cash	(75,149)	(34,322)
Cash, cash equivalents and restricted cash-beginning balance	167,900	205,323
Cash, cash equivalents and restricted cash-ending balance	$92,751	$171,001

Net change in cash and cash equivalents	$(82,181)	$(35,945)
Net change in restricted cash	7,032	1,623
Net change in cash, cash equivalents and restricted cash	$(75,149)	$(34,322)

Supplemental disclosures of cash flow information:
Cash paid for interest	$71	$105
Cash paid for taxes	$3,060	$—

Non-cash investing activities:
Additions to intangible assets and offsetting additions to deferred acquisition payable	$(186)	$2,980
Additions to intangible assets and offsetting to redeemable noncontrolling interest	$—	$9,688
Non-cash financing activities:
Repurchase of Class A common stock and offsetting additions to other liabilities	$429	$—

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
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements of the Company and its consolidated subsidiaries are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The interim financial information is unaudited but reflects all normal adjustments that are necessary to provide a fair statement of results for the interim periods presented. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2026 (the “Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2025 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Recent Accounting Pronouncements Not Yet Adopted
Disaggregation of Income Statement Expense
On November 4, 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses (DISE), that requires an entity to disclose in the footnote a tabular format that disaggregates relevant expense captions into the following natural expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively, with the option for retrospective application and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.
8

3.REVENUES
The following table presents the disaggregation of revenues by major source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Commission income	$80,643	$54,562	$147,694	$103,347
Contingent income	2,167	2,033	4,102	3,696
Fee income
Policy fees	1,698	1,082	3,101	2,134
Branch fees	1,484	1,416	2,805	2,671
License fees	822	559	1,351	1,167
TPA fees	161	272	256	368
Other income	536	384	1,043	748
Total revenues	$87,511	$60,308	$160,352	$114,131

The Company operates through two primary offerings, which are Insurance Services and TWFG MGA. The following table presents the disaggregation of revenues by offerings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Insurance Services
Agency-in-a-Box	$42,316	$39,316	$81,324	$75,312
Corporate Branches	14,198	11,393	24,988	19,615
TWFG MGA	30,486	9,233	53,020	18,428
Other	511	366	1,020	776
Total revenues	$87,511	$60,308	$160,352	$114,131

As of June 30, 2026 and December 31, 2025, the commissions receivable, net reported in the Condensed Consolidated Balance Sheets had a balance of $46.8 million and $37.3 million, respectively. The Company had no contract liabilities as of June 30, 2026, December 31, 2025, and January 1, 2025.
The Company’s allowance for expected credit losses is determined based on a combination of factors: credit quality indicators, including, but not limited to, payment status, historical charge-offs, financial strength of the insurance carriers for commissions receivable, and production performance and age of balances for receivables from agents.
The following table provides a summary of changes in the Company’s allowance for expected credit losses
(in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning of period	$1,215	$413	$888	$415
Increase in provision	252	6	579	6
Decrease in provision	—	—	—	2
End of period	$1,467	$419	$1,467	$419

Through TWFG MGA FL, LLC (“TWFG MGA FL”), Patriot Select Property & Casualty Insurance Company accounted for 19% and 18% of total revenues for the three and six months ended June 30, 2026, respectively. For the three and six months ended June 30, 2025, Progressive Corporation accounted for 11% and 13% of total revenues, respectively. No other customers individually accounted for 10% or more of the Company’s total revenues for the three months ended June 30, 2026 and 2025.
9

4.INTANGIBLES, ACQUISITIONS, AND DISPOSALS
Customer Lists and Software Acquisitions
During the second quarter of 2026, the Company acquired Fortress Insurance Services and Fortress Wealth Management (“Fortress”) for a total cash consideration of $23.5 million at closing. The acquisition agreement also provides potential to earn contingent payments of up to $5.0 million. The contingent payments are based on the achievement of defined performance metrics over the 24-month and 36-month anniversary periods following the close date. As of June 30, 2026, the contingent payments were not recognized as the conditions for recognition had not been met. The transaction was accounted for as an asset acquisition under the cost accumulation model, with the acquired customer list intangible asset identified as the single substantive asset acquired. The Company recognized a customer list intangible asset with an acquisition-date fair value of $23.5 million which is being amortized on a straight-line basis over eight years.
In addition to the acquisition described above, during the six months ended June 30, 2026, the Company acquired customer lists totaling $7.7 million. Of this amount, $7.2 million was paid in cash at closings, and the remaining $0.5 million was recorded as future contingent cash payments for the acquired customer lists and included in Deferred Acquisition Payables on the Condensed Consolidated Balance Sheets. Furthermore, the Company reduced a potential earnout of $0.7 million from Deferred Acquisition Payables on the Condensed Consolidated Balance Sheets.
During the six months ended June 30, 2026, $0.5 million was paid in cash for software acquisitions.
Acquisition of Asset Protection Insurance Associates
During the first quarter of 2026, the Company acquired Asset Protection Insurance Associates (“APIA”), a Texas-based MGA specializing in providing comprehensive insurance solutions for property owners and real estate investors throughout the United States, for a total cash consideration of $22.5 million at closing. The acquisition agreement also provides potential to earn contingent payments of up to $7.0 million. The contingent payments are based on the achievement of defined performance metrics over each of the three subsequent anniversary periods after the close date. As of June 30, 2026, the contingent payments were not recognized as the conditions for recognition had not been met. The transaction was accounted for as an asset acquisition under the cost accumulation model, with the acquired customer list intangible asset identified as the single substantive asset acquired. The Company recognized a customer list intangible asset with an acquisition-date fair value of $22.0 million which is being amortized on a straight-line basis over ten years. The remaining $0.5 million was allocated to other assets assumed through the acquisition.
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
As part of the acquisition of TWFG MGA FL, the Company also acquired a 5.7% equity interest in AIH Sub, Inc., an unconsolidated related party, for $0.3 million in cash. See Note 8 Stockholders’ Equity for more information regarding the redeemable noncontrolling interest.
Net Gains on Disposals
The Company recognized a net gain on disposals of $0.7 million for the six months ended June 30, 2026. The gains on disposals were attributable to the sale of books of business to third parties. Occasionally, the Company will sell books of business that it believes to be in its best interest to dispose.
10

The following table presents information about the Company’s intangible assets (in thousands):

	June 30, 2026
	Customer Lists	Computer Software	Non-Compete Agreements	Customer Relationship	Total
Cost
Balance, beginning of period	$149,579	$9,216	$275	$29,395	$188,465
Additions(1)	52,588	461	—	—	53,049
Balance, end of period	202,167	9,677	275	29,395	241,514
Accumulated amortization	50,139	7,731	275	4,625	62,770
Net carrying amount, end of period	$152,028	$1,946	$—	$24,770	$178,744

	December 31, 2025
	Customer Lists	Computer Software	Non-Compete Agreements	Customer Relationship	Total
Cost
Balance, beginning of period	$96,553	$8,564	$275	$—	$105,392
Additions	54,185	652	—	29,395	84,232
Disposals(2)	(1,159)	—	—	—	(1,159)
Balance, end of period	149,579	9,216	275	29,395	188,465
Accumulated amortization	40,060	7,364	275	2,134	49,833
Net carrying amount, end of period	$109,519	$1,852	$—	$27,261	$138,632

(1)Customer list, computer software, and customer relationship intangible assets acquired during the six months ended June 30, 2026 have a weighted average amortization period of 7.7 years, 4.2 years, and 4.8 years, respectively. The weighted-average amortization period for all intangible assets acquired as of June 30, 2026 is 8.3 years.
(2)For the year ended December 31, 2025, the Company recognized a net gain of $1.1 million on the sale of customer lists.

	2026
	Customer Lists	Computer Software	Non-Compete Agreements	Customer Relationship	Total
Three Months Ended June 30,
Amortization expense	$5,476	$188	$—	$1,245	$6,909
Six Months Ended June 30,
Amortization expense	$10,079	$367	$—	$2,491	$12,937

	2025
	Customer Lists	Computer Software	Non-Compete Agreements	Customer Relationship	Total
Three Months Ended June 30,
Amortization expense	$3,523	$176	$—	$63	$3,762
Six Months Ended June 30,
Amortization expense	$6,553	$352	$3	$63	$6,971

The following table presents the future amortization for intangible assets as of June 30, 2026 (in thousands):

	Customer Lists	Computer Software	Customer Relationship
Remainder of 2026	$11,682	$369	$2,491
2027	23,315	655	4,981
2028	23,285	468	4,981
2029	23,200	278	4,981
2030	22,813	158	4,981
Thereafter	47,733	18	2,355
Total	$152,028	$1,946	$24,770

11

5.        OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following as of the dates indicated (in thousands). There have been no material changes in the composition of other current liabilities from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

	June 30, 2026	December 31, 2025
Accrued salaries and bonus expenses	$2,166	$2,529
Accrued professional fees	1,103	842
Accounts payable	4,592	1,571
Income tax payable	647	1,051
Other current liabilities	4,518	4,315
	$13,026	$10,308

6.        DEBT AND DEFERRED ACQUISITION PAYABLES
The following is a summary of the Company’s outstanding Debt and Deferred Acquisition Payables (in thousands):

	June 30, 2026	December 31, 2025
Bank Debt:
Term Loan
7-year term loan, periodic interest and monthly principal payments, Daily Simple SOFR + 0.11448% SOFR adjustment, matures December 6, 2027	$3,028	$4,007
Total bank debt	3,028	4,007
Less: current bank debt	(2,003)	(1,972)
Total long-term bank debt	$1,025	$2,035

Deferred Acquisition Payables(1):
Acquisition notes payables	$824	$1,122
Contingent considerations	6,268	7,052
Total Deferred Acquisition Payables	7,092	8,174
Less: current acquisition notes payables	(481)	(593)
Less: current contingent considerations	(6,268)	(912)
Total long-term Deferred Acquisition Payables(2)	$343	$6,669
Less: long-term contingent considerations	—	(6,140)
Total long-term Deferred Acquisition Payables-notes	$343	$529

(1)See Note 4 Intangibles, Acquisitions, and Disposals and Note 7 Fair Value Measurements.
(2)As of June 30, 2026, all contingent considerations obligations are classified as current, and long-term Deferred Acquisition Payables consist solely of long-term acquisition notes payables.
Future maturities of the Company’s total outstanding bank debt and Deferred Acquisition Payables-notes as of June 30, 2026 were as follows (in thousands):

Remainder of 2026	$1,456
2027	2,129
2028	147
2029	120
2030	—
Thereafter	—
Total	$3,852

For the three and six months ended June 30, 2026, the Company incurred interest expense of $0.1 million and $0.1 million, respectively. For the three and six months ended June 30, 2025, the Company incurred interest expense of $0.1 million and $0.2 million, respectively.
12

Term Loans
There were no material changes to the terms of the Company’s term loan or related interest rate swap agreements during the six months ended June 30, 2026. See Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a complete description of these arrangements.
Revolving Credit Agreement
There were no material changes to the Revolving Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank National Association, dated as of May 23, 2023 and as amended on June 20, 2024, which provides a revolving credit facility to the Company, with commitments in an aggregate principal amount not to exceed $50.0 million (as amended, the “Revolving Facility”) or the related financial covenants during the six months ended June 30, 2026. As of June 30, 2026, the Revolving Facility had an unutilized capacity of $50.0 million and the Company was in compliance with all financial covenants. See Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a complete description of the Revolving Credit Agreement.
Each of the Revolving Facility and the term loans requires the Company to maintain a consolidated leverage ratio of no greater than 2.00 to 1.00 (or, after the occurrence of certain acquisitions, 2.50 to 1.00). As of June 30, 2026 and December 31, 2025, the Company was in compliance with these covenants. The carrying amount of the Company’s variable rate debt as of June 30, 2026 and December 31, 2025 approximates fair value due to the short-term reset of the interest rate based on SOFR and the absence of a credit spread.
Deferred Acquisition Payables-Notes
The Company’s deferred acquisition payables — notes represent seller notes issued in connection with acquisitions of customer list intangible assets in April 2023, March 2024, and October 2024. There were no material changes to the terms of these notes during the six months ended June 30, 2026. See Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a complete description of each note’s terms, interest rates, and repayment schedules.
7.        Fair Value Measurements
The Company measures certain assets and liabilities at fair value using the three-level hierarchy established under ASC Topic 820. There were no material changes to the Company’s fair value measurement policies during the six months ended June 30, 2026. See Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a complete description of the fair value hierarchy and the Company’s valuation methodologies.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within each level of the fair value hierarchy (in thousands):

	Fair Value Hierarchy
	Level 1		Level 2		Level 3
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2026	2025	2026	2025	2026	2025
Assets:
Interest rate swap(1)	$—	$—	$79	$116	$—	$—
Total assets measured at fair value	$—	$—	$79	$116	$—	$—

Liabilities:
Contingent Considerations(2)	$—	$—	$—	$—	$6,268	$7,052
Total liabilities measured at fair value	$—	$—	$—	$—	$6,268	$7,052

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
The fair value of contingent consideration liabilities is based on projected performance of the acquired entities, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of its contingent consideration, during the six months ended June 30, 2026, the Company recorded a $0.8 million net decrease in the estimated fair value of liabilities which included $0.6 million cash paid for settlements. The Company has assessed the most likely exposure to the contingent consideration obligation to be $6.3 million at June 30, 2026.
The following table sets forth a summary of the changes in the fair value of the Company’s future contingent considerations, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation (in thousands):

	Carrying Value	Fair Value
Balance at December 31, 2025	$7,052	$6,822
Change in fair value of contingent consideration	(653)	(423)
Fair value of contingent consideration-new issuances	500	500
Settlement of contingent consideration	(631)	(631)
Balance at June 30, 2026	$6,268	$6,268

Fair value of current contingent considerations as of June 30, 2026(1)	$6,268	$6,268

(1)The Deferred Acquisition Payables-contingent considerations are cash payments that are due to the seller paid out over a future period. The fair value of Deferred Acquisition Payables-contingent considerations are based on current market rates for similar types of payment arrangements. The carrying value approximates its fair value compared to current market rates for similar payment arrangements. As of June 30, 2026, all contingent considerations are current.
There were no transfers in or out of the Level 3 hierarchy.
Fair value information about financial instruments not measured at fair value
The following table presents the Company’s debt that is not measured at fair value on a recurring basis:

		June 30, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Bank debt:
Current bank debt	Level 2	$2,003	$2,003	$1,972	$1,972
Long-term bank debt(1)	Level 2	$1,025	$1,025	$2,035	$2,035
Deferred Acquisition Payables-notes(2):
Current Deferred Acquisition Payables-notes	Level 2	$481	$481	$593	$593
Long-term Deferred Acquisition Payables-notes	Level 2	$343	$343	$529	$529

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

As of June 30, 2026, an additional 20,780 shares of Class A Common Stock were issued upon vesting of restricted stock units (“RSUs”) in accordance with the Company's 2024 Omnibus Incentive Plan (the “2024 Incentive Plan”). See Note 9 Stock-Based Compensation.
Share Repurchase Program
On February 23, 2026, our Board approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding Class A common stock. Share repurchases may be made from time-to-time on the open market, in privately negotiated transactions, using Rule 10b5-1 trading plans, or in any other manner that complies with the applicable securities law. The timing of purchases and number of shares repurchased under the program will depend upon a variety of factors including the Company’s stock price, trading volume, working capital or other liquidity requirements, and market conditions. The Company is not obligated to purchase any shares under the program and the program may be suspended or discontinued at any time without notice. Through June 30, 2026, the Company repurchased and retired 2,252,349 shares in the open market for a total cost of $43.3 million, consisting of $42.9 million in cash paid for share repurchases and $0.4 million accrued for excise taxes.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Excluding Excise Tax)
March 6, 2026 - March 31, 2026	872,397	$18.96	872,397	$33,277,312
April 1, 2026 - April 30, 2026	1,029,952	$19.00	1,029,952	$13,881,938
May 1, 2026 - May 12, 2026	350,000	$19.26	350,000	$7,142,418
Total	2,252,349		2,252,349

The following table summarizes the capitalization and voting rights of the Company’s classes of stock as of June 30, 2026:

	Authorized	Par Value	Issued & Outstanding	Votes per share	Economic Rights
Preferred stock	50,000,000	$0.01	None

Common stock:
Class A(1)	300,000,000	$0.01	12,797,112	1	Yes
Class B(1)	100,000,000	$0.00001	7,277,651	1	No
Class C(2)	100,000,000	$0.00001	33,893,810	10	No
(1)     Each share of Class A Common Stock and non-economic Class B Common Stock entitles its holders to one vote per share on all matters submitted to a vote of the stockholders.
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
The Board is authorized to direct the Company to issue shares of preferred stock in one or more series and has the discretion to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through June 30, 2026, no shares of preferred stock have been issued.
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

Noncontrolling interests
Noncontrolling interests represent the economic interests of TWFG Holding held by Bunch Family Holdings, LLC, RenaissanceRe Ventures U.S. LLC and GHC Woodlands Holdings LLC (collectively, the “Pre-IPO LLC Members” or “Continuing Pre-IPO LLC Members”). During the second quarter of 2026, RFB Spousal Lifetime Trust and MCB Spousal Lifetime Trust became holders of noncontrolling interests. See Note 12 Related Party Transactions for additional information.
The following table summarizes the ownership of TWFG Holding as of June 30, 2026:

Owner	Units Owned	Ownership percentage
TWFG, Inc.	12,797,112	23.7%
Noncontrolling interests	41,171,461	76.3%
Total	53,968,573	100.0%

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
Cash Distributions to Members Related to Their Income Tax Liabilities
As a limited liability company treated as a partnership for income tax purposes, TWFG Holding is not subject to any entity level U.S. federal income taxes, as these taxes are primarily the obligations of its members. Under the third amended and restated TWFG Holding LLC Agreement, TWFG Holding is required to distribute cash, to the extent that TWFG Holding has cash available, on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of net taxable income of TWFG Holding. TWFG Holding makes such tax distributions to its members quarterly, based on an estimated tax rate and projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. TWFG Holding made tax distributions to its members totaling approximately $7.5 million and $11.0 million for the three and six months ended June 30, 2026, respectively. TWFG Holding made tax distributions to its members totaling approximately $9.2 million and $11.9 million for the three and six months ended June 30, 2025, respectively. Non-tax distributions in the amounts of $3.9 million and $10.4 million were made for the three and six months ended June 30, 2026, respectively, and $6.1 million and $6.1 million were made for the three and six months ended June 30, 2025, respectively.
In addition, during the three and six months ended June 30, 2026, a tax distribution in the amount of $2.6 million was paid to AIH Sub, Inc., the unconsolidated related party holding 49.9% interest in TWFG MGA FL.
9.        STOCK-BASED COMPENSATION
2024 Omnibus Incentive Plan
On July 17, 2024, the Company adopted the 2024 Incentive Plan for its directors, officers, employees, consultants and advisors. The 2024 Incentive Plan authorizes the granting of stock options, restricted stock, RSUs, stock appreciation rights, and other stock-based awards. The Company has reserved 4,346,667 shares of Class A Common Stock for issuance under the 2024 Incentive Plan, subject to annual increases pursuant to the terms of the 2024 Incentive Plan. During the six months ended June 30, 2026, the Company granted 150,465 RSUs and 73,000 performance stock units (“PSUs”) under the 2024 Incentive Plan, and 3,719,779 shares of Class A Common Stock remain available for future grant.
Stock-Based Compensation Expense
Stock-based compensation expense recorded in salaries and employee benefits was $1.2 million and $2.0 million for the three and six months ended June 30, 2026, respectively, compared to $1.5 million and $2.7 million for the three and six months ended June 30, 2025, respectively.

Stock-Based Awards
RSUs
The Company withholds and sells shares of Class A Common Stock associated with net settlements to cover tax withholding obligations upon the vesting of RSUs for certain employees under its 2024 Incentive Plan. During the six months ended June 30, 2026, 25,631 RSUs vested of which 25,467 were settled and 164 remained unsettled. From the settled RSUs, the Company withheld 4,687 RSUs for $0.1 million, resulting in the net issuance of 20,780 shares of Class A Common Stock. The vesting of RSUs is shown net of this withholding on the Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows.
Stock-based awards granted in the period include RSUs with service-based vesting conditions. Outstanding RSUs and related activity for the six months ended June 30, 2026 were as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested balance-December 31, 2025	185,184	$20.90
Granted	150,465	18.52
Vested(1)	(25,631)	30.91
Forfeited	(8,426)	20.24
Unvested balance-June 30, 2026	301,592	$18.88

(1)     Includes 164 unexercised RSUs as of June 30, 2026
PSUs
The Company has granted performance and service based awards to certain key employees, in the form of PSUs, which are earned based on the achievement of certain performance targets and continuous service. The PSUs are subject to a two-year measurement period during which the number of Class A Common Stock to be issued in settlement of the PSUs remains uncertain until the end of the measurement period and will cliff vest based on the level of achievement with respect to the applicable performance criteria. The PSUs are divided into two tranches: 50% Adjusted EBITDA PSUs and 50% Organic Revenue PSUs. The Adjusted EBITDA PSUs performance vest based on the achievement of certain cumulative Adjusted EBITDA targets over the performance period. The Revenue PSUs performance vest based on the achievement of certain cumulative Organic Revenue targets over the performance period. In addition, the PSUs granted to certain employees are contingent generally upon the employee’s continuous service with the Company through the third anniversary of the grant date. Subsequent to such measurement period, the vesting of PSUs is subject to certification by the Compensation Committee of the Board.
If the vesting conditions of the PSUs are not met the awards will be forfeited. Outstanding PSUs and related activity for the six months ended June 30, 2026 were as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested balance-December 31, 2025	39,143	$30.87
Granted	73,000	18.39
Vested	—	—
Forfeited	(1,343)	30.91
Unvested balance-June 30, 2026	110,800	$22.63

Summary of Unamortized Compensation Expense
As of June 30, 2026, the Company estimated $5.0 million of unamortized compensation expense related to all non-vested stock-based compensation arrangements granted under the Company’s stock-based compensation plans, based upon current projections of grants measured against performance criteria. This unamortized compensation expense is expected to be recognized over a weighted-average period of 2.1 years.

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
Income tax expense was $1.0 million and $2.2 million for the three and six months ended June 30, 2026, respectively, and $0.6 million and $1.3 million for the three and six months ended June 30, 2025, respectively. The estimated effective tax rate was 5.64% and 6.66% for the three and six months ended June 30, 2026, respectively, and 6.45% and 7.45% for the three and six months ended June 30, 2025, respectively, which is different from the 21% statutory rate primarily because income tax expense is recognized only on the portion of earnings attributable to the Company in the periods following the consummation of the Reorganization Transactions.
As of June 30, 2026 and December 31, 2025, the Company did not have any material uncertain tax positions.
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
For the three and six months ended June 30, 2026, the Company recognized expenses related to the Plan of $0.2 million and $0.5 million, respectively. For the three and six months ended June 30, 2025, the Company recognized expenses related to the Plan of $0.2 million and $0.4 million, respectively. The Company at its election may make discretionary profit share contributions. Contributions are subject to certain limitations. For the three and six months ended June 30, 2026 and 2025, the Company elected not to make any additional discretionary contributions.
12.        RELATED PARTY TRANSACTIONS
The Company earned $4.1 million and $8.3 million, respectively, in commissions, $0.9 million and $1.8 million, respectively, in fee income, and $0.1 million and $0.3 million, respectively, in contingent income from The Woodlands Insurance Company (“TWICO”), a related party, during the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, the Company earned $2.8 million and $5.9 million, respectively, in commissions, $0.9 million and $1.7 million, respectively, in fee income, and none in contingent income from TWICO. These amounts are included in commission income and fee income in the Condensed Consolidated Statements of Income.
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
The Company incurred $0.9 million and $1.7 million, respectively, in license fees net of administrative expenses during the three and six months ended June 30, 2026, under its software licensing agreement with Evolution Agency Management LLC (“EVO”), a related party. For the three and six months ended June 30, 2025, the

Company incurred $0.8 million and $1.5 million, respectively, in license fees net of administrative expenses. These amounts are not eliminated and are included in Other Administrative Expenses in the Condensed Consolidated Statements of Income.
On June 5, 2026, Bunch Family Holdings, LLC, the majority holder of the Company’s Class C voting shares, transferred 264,785 shares of Class C common stock to RFB Spousal Lifetime Trust, for which Richard F. Bunch III serves as Trustee, and 264,785 shares of Class C common stock to MCB Spousal Lifetime Trust, for which Michelle C. Bunch serves as Trustee. In connection with these transfers, each transferee became a party to the Tax Receivable Agreement, dated July 17, 2024.
There were no other material changes in related party transactions from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
13.        EARNINGS PER SHARE
For the three and six months ended June 30, 2026 and June 30, 2025, basic earnings per share was calculated by dividing net earnings attributable to Class A common stockholders by the weighted average number of shares of Class A Common Stock outstanding for the same period. Shares of Class A Common Stock are weighted for the portion of the period in which the shares were outstanding. Diluted earnings per share was calculated in a manner consistent with that of basic earnings per share while considering all potentially dilutive shares of Class A Common Stock outstanding during the periods.
The following tables set forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to TWFG, Inc. (basic)	$2,371	$1,957	$4,128	$3,295
Plus: Income attributed to dilutive shares	—	5,380	—	32
Net income attributable to common stockholders (diluted)	$2,371	$7,337	$4,128	$3,327

Denominator:
Weighted average common stock outstanding (basic)	13,096,390	14,904,083	14,001,518	14,896,951
Effect of potentially dilutive securities:
RSUs	—	198,977	—	182,396
PSUs	—	4,348	—	4,348
Class B Voting Stock	—	7,277,651	—	—
Class C Voting Stock	—	33,893,810	—	—
Weighted average common stock outstanding (diluted)	13,096,390	56,278,869	14,001,518	15,083,695

Earnings per share
Basic	$0.18	$0.13	$0.29	$0.22
Diluted	$0.18	$0.13	$0.29	$0.22

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
The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted weighted average shares outstanding for the periods indicated because including them would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RSUs	128,661	—	115,272	—
PSUs	10,152	—	5,474	—
Class B Voting Stock	7,277,651	—	7,277,651	7,277,651
Class C Voting Stock	33,893,810	—	33,893,810	33,893,810
	41,310,274	—	41,292,207	41,171,461

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

The following table provides a summary of the segment revenue, segment profit or loss, and significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenues	$87,511	$60,308	$160,352	$114,131
Less:
Commission expense	42,491	34,151	79,521	65,965
Salaries and employee benefits	11,781	9,493	21,682	17,689
Technology expense	1,773	1,460	3,580	2,878
Consultant and other professional fees	1,881	956	3,207	1,745
Depreciation and amortization	7,065	3,901	13,234	7,260
Other segment items (1)	4,933	2,984	9,190	5,501
Interest expense	57	68	119	151
Interest income	(759)	(1,751)	(1,973)	(3,614)
Income tax expense	1,031	620	2,164	1,276
Other non-operating (income) expense, net	7	(574)	(702)	(573)
Segment and consolidated net income	$17,251	$9,000	$30,330	$15,853

(1)    Other segment items included in segment net income include marketing expenses, survey expenses, office expenses, and certain administrative expenses.
16.        SUBSEQUENT EVENTS
Subsequent to the quarter ended June 30, 2026, the Company completed acquisitions in support of its ongoing growth strategy.
The Company has evaluated subsequent events through August 6, 2026, the issuance date, and determined that no events have occurred that require disclosure other than the events listed above.

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
The following discussion contains commentary on the financial results derived from the unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2026 and June 30, 2025 of TWFG, Inc.
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

Fee income. Fee income is comprised primarily of policy fees, branch fees, license fees and third-party administrator (“TPA”) fees. The Company receives policy fees as compensation for administrative services performed in connection with the placement and issuance of certain policies that are in addition to and separate from commissions paid by the insurance carriers. Branch fees include the monthly recurring fees assessed for the ongoing Client service and back-office support provided to independent branches operating exclusively through the Company pursuant to an exclusive Branch agreement and a one-time branch onboarding fee. License fees are fees assessed by the Company for the use of its proprietary applications. TPA fees are related to services performed based on service agreements with the insurance carriers.
Other income. Other income is comprised primarily of income earned for facilitating premium financing arrangements, fees assessed for agent conventions, interest income on fiduciary funds, and other miscellaneous income.
The following table sets forth our revenues by amount and as a percentage of our revenues for the periods indicated (dollar amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commission income	$80,643	92%	$54,562	90%	$147,694	92%	$103,347	90%
Contingent income	2,167	2	2,033	3	4,102	2	3,696	3
Fee income	4,165	5	3,329	6	7,513	5	6,340	6
Other income	536	1	384	1	1,043	1	748	1
Total revenues	$87,511	100%	$60,308	100%	$160,352	100%	$114,131	100%

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
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Revenues:
Commission income	$80,643	92%	$54,562	90%	$147,694	92%	$103,347	90%
Contingent income	2,167	2	2,033	3	4,102	2	3,696	3
Fee income	4,165	5	3,329	6	7,513	5	6,340	6
Other income	536	1	384	1	1,043	1	748	1
Total revenues	87,511	100%	60,308	100%	160,352	100%	114,131	100%
Operating expenses:
Commission expense	42,491	61%	34,151	65%	79,521	61%	65,965	65%
Salaries and employee benefits	11,781	17	9,493	18	21,682	17	17,689	18
Other administrative expenses	8,587	12	5,400	10	15,977	12	10,124	10
Depreciation and amortization	7,065	10	3,901	7	13,234	10	7,260	7
Total operating expenses	69,924	100%	52,945	100%	130,414	100%	101,038	100%
Operating income	17,587		7,363		29,938		13,093
Other non-operating income (expense)
Interest expense	(57)		(68)		(119)		(151)
Interest income	759		1,751		1,973		3,614
Other non-operating income (expense), net	(7)		574		702		573
Income before tax	18,282		9,620		32,494		17,129
Income tax expense	1,031		620		2,164		1,276
Net income	$17,251		$9,000		$30,330		$15,853

Comparison of the Three Months Ended June 30, 2026 and 2025
Total revenues
The following table presents the disaggregation of our revenues by offerings (in thousands):

	Three Months Ended June 30,
	2026		2025
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$42,316	48%	$39,316	65%
Corporate Branches	14,198	16	11,393	19
Total Insurance Services	56,514	64	50,709	84
TWFG MGA	30,486	35	9,233	15
Other	511	1	366	1
Total revenues	$87,511	100%	$60,308	100%

Total revenues for the three months ended June 30, 2026 increased by $27.2 million, or 45.1%, compared to the same period in the prior year. The $26.1 million, or 47.8%, increase in commission income was driven by TWFG MGA FL, LLC (“TWFG MGA FL”) growth, new agent onboarding, strategic acquisitions, and higher commission income rates. Also contributing to the increase in total revenues were the $0.8 million, or 25.1%, increase in fee income, $0.2 million, or 39.6%, increase in other income, and $0.1 million, or 6.6%, increase in contingent income compared to the same period in the prior year. See discussions below for additional information about the changes in our revenues.

Commission income
The following table presents the disaggregation of our commission income by offerings (in thousands):

	Three Months Ended June 30,
	2026		2025
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$39,667	49%	$36,275	66%
Corporate Branches	13,690	17	11,294	21
Total Insurance Services	53,357	66	47,569	87
TWFG MGA	27,286	34	6,993	13
Total commission income	$80,643	100%	$54,562	100%

Total commission income for the three months ended June 30, 2026 increased by $26.1 million, or 47.8%, compared to the same period in the prior year. The increase was primarily driven by growth in written premiums, including contributions from the acquisitions of TWFG MGA FL and the APIA MGA programs, which generate higher commission rates, as well as continued organic growth. Corporate store acquisitions completed after June 30, 2025 also contributed to the increase.
Commission income for Insurance Services increased by $5.8 million, or 12.2%, representing 10.6% of the total growth for the three months ended June 30, 2026, compared to the same period in the prior year. Agency-in-a-Box commission income increased by $3.4 million, or 9.4%, for the three months ended June 30, 2026 compared to the same period in the prior year mainly due to organic growth and acquisitions. Corporate Branches commission income increased by $2.4 million, or 21.2%, for the three months ended June 30, 2026 compared to the same period in the prior year. The increase was primarily driven by the acquisitions completed after June 30, 2025.
TWFG MGA commission income for the three months ended June 30, 2026 increased by $20.3 million, or 290.2%, representing 37.2% of the total growth, as compared to the same period in the prior year. This increase was primarily driven by the acquisitions and higher commission rates. TWFG MGA FL contributed $16.2 million of the total increase of $20.3 million.
Contingent income
Contingent income for the three months ended June 30, 2026 was $2.2 million, reflecting a $0.1 million, or 6.6%, increase compared to the same period in the prior year. Contingent income is unpredictable and dependent upon the target financial and performance metrics established by the insurance carriers.
Fee income
The following table presents the disaggregation of our fee income by major sources (in thousands):

	Three Months Ended June 30,
	2026		2025
	Amount	% of Total	Amount	% of Total
Policy fees	$1,698	41%	$1,082	33%
Branch fees	$1,484	36	$1,416	43
License fees	822	20	559	17
TPA fees	161	3	272	7
Total fee income	$4,165	100%	$3,329	100%

Fee income for the three months ended June 30, 2026 increased by $0.8 million, or 25.1%, compared to the same period in the prior year. Changes to individual components of fee income are discussed in detail below:
•Policy fees for the three months ended June 30, 2026 increased by $0.6 million, or 56.9%, compared to the same period in the prior year. The increase in policy fees was primarily due to higher policy count driven by renewal and new business growth.
•Branch fees for the three months ended June 30, 2026 increased by $0.1 million, or 4.8%, compared to the same period in the prior year. The increase in branch fees was primarily driven by increased agent growth.

•License fees for the three months ended June 30, 2026 increased by $0.3 million, or 47.0%, compared to the same period in the prior year. The increase reflects system developments to support expanded state footprints.
•TPA fees for the three months ended June 30, 2026 decreased by $0.1 million, or 40.8%, compared to the same period in the prior year. The decrease in TPA fees was due to the decreased volume in claims processed by TWFG MGA.
Other income
Other income for the three months ended June 30, 2026 was $0.5 million compared to $0.4 million in the same period in the prior year. The increase was primarily driven by premium financing income.
Commission expense
The following table presents the disaggregation of our commission expense by offerings (in thousands):

	Three Months Ended June 30,
	2026		2025
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$29,945	70%	$28,013	82%
Corporate Branches	1,536	4	1,568	5
Total Insurance Services	31,481	74	29,581	87
TWFG MGA	10,955	26	4,544	13
Other	55	—	26	—
Total commission expense	$42,491	100%	$34,151	100%

Total commission expense for the three months ended June 30, 2026 increased by $8.3 million, or 24.4% compared to the same period in the prior year. The increase was primarily due to the increased business growth combined with the overall shift in business mix. See commission income discussion above for additional information regarding the driver of changes.
Commission expense for Insurance Services grew by $1.9 million, or 6.4%, for the three months ended June 30, 2026 compared to the same period in the prior year. Agency-in-a-Box commission expense increased by $1.9 million, or 6.9%, for the three months ended June 30, 2026 compared to the same period in the prior year. The increase was primarily driven by the increase in our business. Corporate Branches commission expense for the three months ended June 30, 2026 was comparable to the same period in the prior year. The expenses of our Corporate Branches are primarily salaries and benefits, and are primarily fixed expenses, which are not directly related to commission income or written premium.
TWFG MGA commission expense for the three months ended June 30, 2026 increased by $6.4 million, or 141.1%, compared to the same period in the prior year. The increase is primarily driven by the expansion of TWFG MGA through acquisitions and new agent onboarding, and shift in business composition.
Salaries and employee benefits
Salaries and employee benefits for the three months ended June 30, 2026 increased by $2.3 million, or 24.1%, to $11.8 million compared to the same period in the prior year. The increase was primarily driven by $2.3 million in acquisitions, and a $0.3 million increase in corporate employee growth, offset by a decrease of $0.3 million in stock-based compensation.
Other administrative expenses
Other administrative expenses for the three months ended June 30, 2026 increased by $3.2 million, or 59.0%, to $8.6 million compared to the same period in the prior year. The increase was primarily due to $2.2 million in acquisitions, along with $1.0 million in information technology cost, insurance expense, and other costs associated with the growth of the business.

Depreciation and amortization
Depreciation and amortization for the three months ended June 30, 2026 was $7.1 million compared to $3.9 million in the same period in the prior year, reflecting an increase of $3.2 million, or 81.1%. The increase was primarily due to the amortization of intangible assets from our recent asset acquisitions.
Interest income
Interest income for the three months ended June 30, 2026 was $0.8 million, compared to $1.8 million for the same period in the prior year. The decrease reflects lower average cash balances following capital deployment into acquisitions and share repurchases.
Income tax expense
Income tax expense for the three months ended June 30, 2026 was $1.0 million compared to $0.6 million for the same period in the prior year.
Comparison of the Six Months Ended June 30, 2026 and 2025
Total revenues
The following table presents the disaggregation of our revenues by offerings (in thousands):

	Six Months Ended June 30,
	2026		2025
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$81,324	51%	$75,312	66%
Corporate Branches	24,988	15	19,615	17
Total Insurance Services	106,312	66	94,927	83
TWFG MGA	53,020	33	18,428	16
Other	1,020	1	776	1
Total revenues	$160,352	100%	$114,131	100%

Total revenues for the six months ended June 30, 2026 increased by $46.2 million, or 40.5%, compared to the same period in the prior year. The $44.3 million, or 42.9%, increase in commission income was driven by written premium growth, continued organic business growth, and acquisitions made in 2025. Also contributing to the increase in total revenues were the $1.2 million, or 18.5%, increase in fee income, $0.4 million, or 11.0%, increase in contingent income, and $0.3 million, or 39.4% increase in other income compared to the same period in the prior year. See discussions below for additional information about the changes in our revenues.
Commission income
The following table presents the disaggregation of our commission income by offerings (in thousands):

	Six Months Ended June 30,
	2026		2025
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$75,954	52%	$69,634	67%
Corporate Branches	24,324	16	19,508	19
Total Insurance Services	100,278	68	89,142	86
TWFG MGA	47,416	32	14,205	14
Total commission income	$147,694	100%	$103,347	100%

Commission income for the six months ended June 30, 2026 increased by $44.3 million, or 42.9%, compared to the same period in the prior year. The increase was primarily driven by growth in written premiums, including contributions from the acquisitions of TWFG MGA FL and the APIA MGA programs, which generate higher commission rates, as well as continued organic growth. Corporate store acquisitions completed after June 30, 2025 also contributed to the increase.

Commission income for Insurance Services grew by $11.1 million, or 12.5%, for the six months ended June 30, 2026 compared to the same period in the prior year. Agency-in-a-Box commission income increased by $6.3 million, or 9.1%, for the six months ended June 30, 2026 compared to the same period in the prior year. This increase was driven by higher written premium volume through organic growth and mix in line of business over the period. Corporate Branches commission income increased by $4.8 million, or 24.7%, for the six months ended June 30, 2026 compared to the same period in the prior year. The increase was primarily driven by the acquisitions completed after June 30, 2025 and organic growth.
TWFG MGA commission income for the six months ended June 30, 2026 increased by $33.2 million, or 233.8%, compared to the same period in the prior year. The increase in TWFG MGA was primarily driven by the acquisition of TWFG MGA FL completed in 2025 which contributed $28.2 million to the total increase of $33.2 million.
Contingent income
Contingent income for the six months ended June 30, 2026 was $4.1 million, reflecting a $0.4 million, or 11.0%, increase compared to the same period in the prior year. The increase in contingent income was primarily due to underlying growth in our business. Contingent income is unpredictable and dependent upon the target financial and performance metrics established by the insurance carriers.
Fee income
The following table presents the disaggregation of our fee income by major sources (in thousands):

	Six Months Ended June 30,
	2026		2025
	Amount	% of Total	Amount	% of Total
Policy fees	$3,101	42%	$2,134	34%
Branch fees	2,805	37	2,671	42
License fees	1,351	18	1,167	18
TPA fees	256	3	368	6
Total fee income	$7,513	100%	$6,340	100%

Fee income for the six months ended June 30, 2026 increased by $1.2 million, or 18.5%, compared to the same period in the prior year. Changes to individual components of fee income are discussed in detail below:
•Policy fees for the six months ended June 30, 2026 increased by $1.0 million, or 45.3%, compared to the same period in the prior year. The increase in policy fees was primarily due to higher policy count driven by renewal and new business growth.
•Branch fees for the six months ended June 30, 2026 increased by $0.1 million, or 5.0%, compared to the same period in the prior year. The increase in branch fees was primarily driven by increased agent growth.
•License fees for the six months ended June 30, 2026 increased by $0.2 million, or 15.8%, compared to the same period in the prior year. The increase reflects expanded state footprint and strategic licensing fee adjustments to support agent services.
•TPA fees for the six months ended June 30, 2026 decreased by $0.1 million, or 30.4%, compared to the same period in the prior year. The decrease in TPA fees was due to the decreased volume in claims processed by TWFG MGA.
Other income
Other income for the six months ended June 30, 2026 was $1.0 million compared to $0.7 million in the same period in the prior year. The increase was primarily driven by premium financing income.

Commission expense
The following table presents the disaggregation of our commission expense by offerings (in thousands):

	Six Months Ended June 30,
	2026		2025
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$58,586	74%	$53,967	82%
Corporate Branches	2,759	3	2,674	4
Total Insurance Services	61,345	77	56,641	86
TWFG MGA	18,018	23	9,270	14
Other	158	—	54	—
Total commission expense	$79,521	100%	$65,965	100%

Commission expense for the six months ended June 30, 2026 increased by $13.6 million, or 20.6%, compared to the same period in the prior year. The increase was primarily due to the increased business growth and overall shift in business mix. See commission income discussion above for additional information regarding the driver of changes.
Commission expense for total Insurance Services increased by $4.7 million, or 8.3%, for the six months ended June 30, 2026 compared to the same period in the prior year. Insurance Services Agency-in-a-Box commission expense for the six months ended June 30, 2026 increased by $4.6 million, or 8.6%, compared to the same period in the prior year. The increase was primarily driven by the increase in our business.
Insurance Services Corporate Branches commission expense for the six months ended June 30, 2026 increased by $0.1 million, or 3.2%, compared to the same period in the prior year. The increase in commission expense was driven by both organic business growth and acquisition of Corporate Branches in the current period. The expenses of our Corporate Branches are primarily salaries and benefits, and are primarily fixed expenses, which are not directly related to commission income or written premium.
TWFG MGA commission expense for the six months ended June 30, 2026 increased by $8.7 million, or 94.4%, compared to the same period in the prior year. The increase was primarily driven by the acquisitions and overall growth.
Salaries and employee benefits
Salaries and employee benefits for the six months ended June 30, 2026 increased by $4.0 million, or 22.6%, to $21.7 million compared to $17.7 million in the same period in the prior year. The increase was primarily driven by $6.5 million in salaries and employee benefit expenses, acquisitions and increase in corporate employee growth of $0.5 million, offset by a decrease of $2.6 million in stock-based compensation.
Other administrative expenses
Other administrative expenses for the six months ended June 30, 2026 increased by $5.9 million, or 57.8%, to $16.0 million compared to the same period in the prior year. The increase was primarily due to $3.7 million of acquisitions, along with $2.2 million in information technology cost, insurance expense, and other costs associated with the growth of the business.
Depreciation and amortization
Depreciation and amortization for the six months ended June 30, 2026 was $13.2 million compared to $7.3 million in the same period in the prior year, reflecting an increase of $6.0 million, or 82.3%. The increase was primarily due to the amortization of intangible assets from our recent asset acquisitions.
Interest income
Interest income for the six months ended June 30, 2026 was $2.0 million, compared to $3.6 million in the same period in the prior year, reflecting a decrease of $1.6 million. The decrease was attributable to the decline in cash balances which averaged $130.3 million over the six months ended June 30, 2026 compared to $159.8 million operating cash on hand as of June 30, 2025.

Income tax expense
Income tax expense for the six months ended June 30, 2026 was $2.2 million compared to $1.3 million for the same period in the prior year.

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
The following table presents the disaggregation of Total Written Premium by offerings and business mix and line of business (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Offerings:
Insurance Services
Agency-in-a-Box	$324,516	57%	$293,846	65%	$602,279	59%	$543,321	66%
Corporate Branches	114,563	20	95,551	21	200,340	19	163,650	20
Total Insurance Services	439,079	77	389,397	86	802,619	78	706,971	86
TWFG MGA	130,812	23	60,891	14	225,491	22	114,280	14
Total written premium	$569,891	100%	$450,288	100%	$1,028,110	100%	$821,251	100%

Business Mix:
Insurance Services
Renewal business	$350,004	61%	$301,930	67%	$635,029	62%	$546,775	67%
New business	89,075	16	87,467	19	167,590	16	160,196	20
Total Insurance Services	439,079	77	389,397	86	802,619	78	706,971	87

TWFG MGA
Renewal business	66,771	12	47,366	11	122,433	12	83,741	10
New business	64,041	11	13,525	3	103,058	10	30,539	3
Total TWFG MGA	130,812	23	60,891	14	225,491	22	114,280	13
Total written premium	$569,891	100%	$450,288	100%	$1,028,110	100%	$821,251	100%

Written Premium Retention:
Insurance Services		90%		90%		90%		89%
TWFG MGA		110		80		107		81
Consolidated		93		89		92		88

Line of Business:
Personal lines	$457,233	80%	$365,409	81%	$831,377	81%	$663,699	81%
Commercial lines	112,658	20	84,879	19	196,733	19	157,552	19
Total written premium	$569,891	100%	$450,288	100%	$1,028,110	100%	$821,251	100%

The following table presents the dollar and percent change for Total Written Premium by offerings and business mix (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
Offerings:
Insurance Services
Agency-in-a-Box	$30,670	10.4%	$37,643	14.7%	$58,958	10.9%	$68,182	14.3%
Corporate Branches	19,012	19.9	17,382	22.2	36,690	22.4	27,597	20.3
TWFG MGA	69,921	114.8	1,628	2.7	111,211	97.3	10,571	10.2
Total change in written premium	$119,603	26.6%	$56,653	14.4%	$206,859	25.2%	$106,350	14.9%

Business Mix:
Insurance Services
Renewal business	$48,074	15.9%	$41,809	16.1%	$88,254	16.1%	$72,177	15.2%
New business	1,608	1.8%	13,216	17.8%	7,394	4.6%	23,602	17.3%

TWFG MGA
Renewal business	19,405	41.0%	3,541	8.1%	38,692	46.2%	4,452	5.6%
New business	50,516	373.5%	(1,913)	(12.4)%	72,519	237.5%	6,119	25.1%

Consolidated Business Mix:
Consolidated renewal business	$67,479	19.3%	$45,350	14.9%	$126,946	15.5%	$76,629	10.7%
Consolidated new business	52,124	51.6	11,303	12.6	79,913	9.7	29,721	4.2
Total change in written premium	$119,603	26.6%	$56,653	14.4%	$206,859	25.2%	$106,350	14.9%

Comparison of the Three Months Ended June 30, 2026 and 2025
Total Written Premium for the three months ended June 30, 2026 increased by $119.6 million, or 26.6%, compared to the same period in the prior year. This increase was a result of growth in renewal and new business of $67.5 million, or 19.3%, and $52.1 million, or 51.6%, respectively. Within our Insurance Services offering, renewal business increased $48.1 million, or 15.9%, as compared to $41.8 million, or 16.1%, in the prior year period. New business grew $1.6 million, or 1.8%, as compared to $13.2 million, or 17.8%, in the prior year period. Within our MGA offering, renewal business increased $19.4 million, or 41.0%, as compared to $3.5 million, or 8.1%, in the prior year period. New business grew $50.5 million, or 373.5%, as compared to a decrease of $1.9 million, or 12.4%, in the prior year period.
For the three months ended June 30, 2026 and 2025, our consolidated written premium retention was 93% and 89%, respectively. The increase in retention is correlated to the shift in renewal business growth of $67.5 million, or 19.3%, for the three months ended June 30, 2026, compared to growth of $45.4 million, or 14.9%, in the same period of the prior year. This increase in retention was primarily attributable to the continued expansion of our MGA offerings, and the reduced impact of carrier rate decreases relative to prior periods. Premium retention is calculated based on premium dollars rather than policy counts and is therefore influenced by changes in premium rates, coverage levels, and business mix. Excluding the impacts of TWFG MGA FL, MGA premium retention would have been approximately 71%, and consolidated premium retention would have been approximately 88%, reflecting underlying policy retention trends, a higher mix of new business, and moderating rate increases in the current period

Comparison of the six months ended June 30, 2026 and 2025
Total Written Premium for the six months ended June 30, 2026 increased by $206.9 million, or 25.2%, compared to the same period in the prior year. This increase was a result of growth in renewal and new business of $79.9 million, or 9.7%, and $126.9 million, or 15.5%, respectively. Within our Insurance Services offering, new business grew $7.4 million, or 4.6%, as compared to $23.6 million, or 17.3%, in the prior year period. Renewal business increased $88.3 million, or 16.1%, as compared to $72.2 million, or 15.2%, in the prior year period. Within our MGA offering, new business grew $72.5 million, or 237.5%, as compared to $6.1 million, or 25.1%, in the prior year period. Renewal business increased $38.7 million, or 46.2%, as compared to $4.5 million, or 5.6%, in the prior year period.
For the six months ended June 30, 2026 and 2025, our consolidated written premium retention was 92% and 88%, respectively. The increase in retention is correlated to the shift in renewal business growth of $126.9 million, or 15.5%, for the six months ended June 30, 2026, compared to growth of $76.6 million, or 10.7%, in the same period of the prior year. This increase in retention was primarily attributable to the continued expansion of our MGA offerings, and the reduced impact of carrier rate decreases relative to prior periods.

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

A reconciliation of Organic Revenue and Organic Revenue Growth Rate to Total Revenue and Total Revenue Growth Rate, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total Revenues	$87,511	$60,308	$160,352	$114,131
Acquisition adjustments(1)	(6,878)	(1,524)	(21,019)	(2,133)
Contingent income	(2,167)	(2,033)	(4,102)	(3,696)
Fee income	(4,165)	(3,329)	(7,513)	(6,340)
Other income	(536)	(384)	(1,043)	(748)
Policy fee income	1,698	1,082	3,101	2,134
Organic Revenue	$75,463	$54,120	$129,776	$103,348

Prior year Organic Revenue reported	$54,120	$48,378	$103,348	$89,969
Commission income at 12-month post acquisitions	1,524	1,217	2,133	2,684
Disposals	(544)	—	(1,065)	—
Other adjustments(2)	—	(671)	—	(671)
Organic Revenue denominator	$55,100	$48,924	$104,416	$91,982

Organic Revenue	$75,463	$54,120	$129,776	$103,348
Organic Revenue denominator	55,100	48,924	104,416	91,982
Organic Revenue Growth	$20,363	$5,196	$25,360	$11,366

Total Revenue Growth Rate(3)	45.1%	13.8%	40.5%	15.1%
Organic Revenue Growth Rate(4)	37.0%	10.6%	24.3%	12.4%

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
(4)Represents Organic Revenue Growth divided by the Organic Revenue denominator.
Comparison of the Three Months Ended June 30, 2026 and 2025
Revenue growth rate, representing the year-over-year change in total revenues, was 45.1% for the three months ended June 30, 2026 compared to the same period in 2025 and 13.8% for the three months ended June 30, 2025 compared to the same period in 2024. Revenue growth for the periods reflected the growth in our Books of Business and the mix of the new and renewal businesses. Revenue growth for the three months ended June 30, 2026 compared to the same period in 2025 included the continued growth of commission and fee income during the period. See “Consolidated Results of Operations” for additional discussions regarding the changes in our revenues.
Organic Revenue Growth Rate was 37.0% for the three months ended June 30, 2026 compared to the same period in 2025 and 10.6% for the three months ended June 30, 2025 compared to the same period in 2024. Organic Revenue Growth for both periods reflects ongoing, but normalizing rate increases being implemented by carriers, the underlying growth of our business, and healthy economic growth and an increase in commission income in our MGA offering. See “Consolidated Results of Operations—Commission Income” for additional discussions regarding the changes in our commission income.
Comparison of the Six Months Ended June 30, 2026 and 2025
Revenue growth rate, representing the year-over-year change in total revenues, was 40.5% for the six months ended June 30, 2026 compared to the same period in 2025 and 15.1% for the six months ended June 30, 2025 compared to the same period in 2024. Revenue growth for the periods reflected the growth in our Books of Business and the mix of the new and renewal businesses. Revenue growth for the six months ended June 30, 2025 compared to the same period in 2024 included the continued growth of commission and fee income during the period. See “Consolidated Results of Operations” for additional discussions regarding the changes in our revenues.
Organic Revenue Growth Rate was 24.3% for the six months ended June 30, 2026 compared to the same period in 2025 and 12.4% for the six months ended June 30, 2025 compared to the same period in 2024. Organic Revenue Growth for both periods reflects ongoing, but normalizing, rate increases being implemented by carriers, the underlying growth of our business, and healthy economic growth and an increase in commission income in our

MGA offering. See “Consolidated Results of Operations—Commission Income” for additional discussions regarding the changes in our commission income.
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
There were no changes to the income tax treatment within the Adjusted Net Income calculation during the three months ended June 30, 2026.
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
A reconciliation of Adjusted Net Income and Adjusted Net Income Margin to net income and net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total Revenues	$87,511	$60,308	$160,352	$114,131
Net Income	$17,251	$9,000	$30,330	$15,853
Income tax expense	1,031	620	2,164	1,276
Acquisition-related expenses	30	19	155	52
Equity-based compensation	1,166	1,515	2,022	2,719
Other non-recurring items(1)	—	10	466	10
Gain on sale of non-current assets, net(2)	1	—	(701)	—
Amortization expense	6,909	3,762	12,937	6,971
Adjusted income before income taxes	26,388	14,926	47,373	26,881
Adjusted income tax expense	(6,099)	(3,407)	(10,934)	(6,135)
Adjusted Net Income	$20,289	$11,519	$36,439	$20,746
Net Income Margin	19.7%	14.9%	18.9%	13.9%
Adjusted Net Income Margin	23.2%	19.1%	22.7%	18.2%

(1)Non-recurring expense for the six months ended June 30, 2026 relates to the write-off of a commission receivable resulting from a contractual dispute with a carrier that was resolved through commercial concession.
(2)During first and second quarters of 2025, a gain related to the sale of non-current assets was not excluded from Adjusted Net Income consistent with the Company’s stated definition. The presentation has been adjusted in the fourth quarter and full-year 2025 results to conform to the Company’s definition of Adjusted Net Income. This adjustment impacts only non-GAAP measures and had no effect on previously reported GAAP results.

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
Prior to the IPO and Reorganization Transactions, TWFG Holding’s equity structure included common units. The Company considered the calculation of earnings per unit for periods prior to the IPO and determined that such presentation would not provide meaningful information to the users of these Condensed Consolidated Financial Statements. Therefore, earnings per share information for the three and six months ended June 30, 2026 has been calculated solely for the post-IPO period.
A reconciliation of Adjusted Diluted Earnings Per Share to diluted earnings per share, the most directly comparable GAAP measure, for each of the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Earnings per share of common stock – diluted	$0.18	$0.13	$0.29	$0.22
Plus: Impact of all LLC Units exchanged for Class A Common Stock(1)	0.06	0.03	0.11	0.06
Plus: Adjustments to Net Income(2)	0.06	0.04	0.11	0.09
Plus: Other Adjustments(3)	0.08	—	0.14	—
Adjusted Diluted Earnings Per Share	$0.38	$0.20	$0.65	$0.37

Weighted average common stock outstanding – diluted	13,096,390	56,278,869	14,001,518	15,083,695
Plus: Impact of all LLC Units exchanged for Class A Common Stock(1)	41,310,273	—	41,292,207	41,171,461
Adjusted Diluted Earnings Per Share diluted share count	54,406,663	56,278,869	55,293,725	56,255,156

(1)    For comparability purposes, this calculation incorporates the net income that would be distributable if all shares of Class B Common Stock and Class C Common Stock, together with the related LLC Units, were exchanged for shares of Class A Common Stock. For the three and six months ended June 30, 2026, this includes $10.5 million and $18.3 million, respectively, of net income on 54,406,663 and 14,001,518 weighted-average shares of common stock outstanding-diluted, respectively. For the three and six months ended June 30, 2025, this includes $7.0 million and $12.6 million, respectively, of net income on 56,278,869 and 56,255,156 weighted-average shares of common stock outstanding-diluted, respectively. For the three and six months ended June 30, 2026, weighted average outstanding Class B Common Stock and Class C Common Stock were considered dilutive and included in the 54,406,663 weighted-average shares of common stock outstanding-diluted within diluted earnings per share calculation. See Note 13 Earnings Per Share to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for more information about the earnings per share.
(2)    Adjustments to Net Income are described in the footnotes of the reconciliation of Adjusted Net Income to net income in “Adjusted Net Income and Adjusted Net Income Margin”, which represent the difference between net income of $17.3 million and Adjusted Net Income of $20.3 million, as well as the net income of $30.3 million and Adjusted Net Income of $36.4 million for the three and six months ended June 30, 2026, respectively. Adjusted Diluted Earnings Per Share include adjustments of $3.0 million to Adjusted Net Income on 54,406,663 weighted-average shares of common stock outstanding-diluted and $6.1 million to Adjusted Net Income on 55,293,725 weighted-average shares of common stock outstanding-diluted, for the three and six months ended June 30, 2026, respectively.
(3)    Impact of TWFG MGA FL redeemable noncontrolling interest: Incorporates the net income attributable to the 49.9% interest in TWFG MGA FL, LLC held by AIH Sub, Inc. Unlike the Class B and Class C holders, AIH Sub, Inc. does not hold exchange rights into Class A Common Stock but rather holds a put option exercisable between 2030 and 2033. This component is included to present Adjusted Diluted Earnings Per Share on the same fully consolidated basis as Adjusted EBITDA, ensuring comparability between the two metrics. For the three and six months ended June 30, 2026, this component includes $4.3 million and $7.9 million of net income attributable to AIH Sub, Inc.
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
A reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin to Net income and Net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total Revenues	$87,511	$60,308	$160,352	$114,131
Net income	$17,251	$9,000	$30,330	$15,853
Interest expense	57	68	119	151
Interest income(1)	(759)	(1,751)	(1,973)	(3,614)
Depreciation and amortization	7,065	3,901	13,234	7,260
Income tax expense	1,031	620	2,164	1,276
EBITDA	24,645	11,838	43,874	20,926
Acquisition-related expenses	30	19	155	52
Equity-based compensation	1,166	1,515	2,022	2,719
Interest income(1)	759	1,751	1,973	3,614
Gain on sale of non-current assets, net(2)	1	—	(701)	—
Other non-recurring items(3)	—	10	466	10
Adjusted EBITDA	$26,601	$15,133	$47,789	$27,321
Net Income Margin	19.7%	14.9%	18.9%	13.9%
Adjusted EBITDA Margin	30.4%	25.1%	29.8%	23.9%

(1)Interest income reflects interest and other earnings on cash balances held by the Company. This income is included in Adjusted EBITDA as we view our total interest and investment income as an integral part of our business model and earnings stream until deployed.
(2)During the first and second quarter of 2025, a gain related to the sale of non-current assets was not excluded from Adjusted Net Income consistent with the Company’s stated definition. The presentation has been adjusted in the fourth quarter and full-year 2025 results to conform to the Company’s definition of Adjusted Net Income. This adjustment impacts only non-GAAP measures and had no effect on previously reported GAAP results.
(3)Non-recurring expense for the six months ended June 30, 2026 relates to the write-off of a commission receivable resulting from a contractual dispute with a carrier that was resolved through commercial concession.
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
A reconciliation of Adjusted Free Cash Flow to Cash flow from Operating Activities, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash Flow from Operating Activities	$9,818	$9,615	$32,537	$25,260
Purchase of property and equipment	(505)	(44)	(797)	(59)
Tax distribution to members(1)	(5,711)	(6,728)	(13,037)	(8,752)
Acquisition-related expenses	30	19	155	52
Adjusted Free Cash Flow	$3,632	$2,862	$18,858	$16,501

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
Liquidity and capital resources
Historical liquidity context
As of June 30, 2026, the Company had $73.7 million in cash and cash equivalents and $19.0 million in restricted cash, compared to $155.9 million and $12.0 million, respectively, as of December 31, 2025. The decrease in cash and cash equivalents for the six months ended June 30, 2026 was primarily attributable to $54.0 million of cash paid for acquisitions, $42.9 million paid for Class A share repurchases of Class A Common Stock, and $18.6 million in member distributions, partially offset by positive cash flows from operations of $32.5 million.
The Company maintains access to the $50.0 million Revolving Facility (as defined below), of which zero was outstanding at June 30, 2026. We were in compliance with all financial covenants under our debt agreements as of the end of the period. Management believes existing liquidity sources, together with cash generated from operations, will be sufficient to meet working capital and capital expenditures for at least the next 12 months.
Credit agreements
On June 5, 2017, TWFG Holding, as borrower, entered into a credit agreement (as subsequently amended, the “Term Loan Credit Agreement”) with PNC Bank, National Association, as lender. On July 30, 2019, TWFG Holding entered into a third amendment to the Term Loan Credit Agreement pursuant to which it borrowed $4.0 million pursuant to a Term Loan B and used these proceeds for permitted acquisitions. On December 4, 2020, TWFG Holding entered into a fifth amendment to the Term Loan Credit Agreement pursuant to which it borrowed an additional $13.0 million pursuant to a Term Loan C and used these proceeds for permitted acquisitions (such amount, together with the amount borrowed on July 30, 2019, the “Term Loans”). On May 23, 2023, TWFG Holding entered into a ninth amendment to the Term Loan Credit Agreement to, among other provisions, provide additional flexibility under the covenants contained therein. The Term Loan B was fully repaid by its maturity on July 30, 2024. As of June 30, 2026, $3.0 million remained outstanding under Term Loan C.
The Revolving Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank National Association, dated as of May 23, 2023 and as amended on June 20, 2024, provides a revolving credit facility to the Company, with commitments in an aggregate principal amount not to exceed $50.0 million (as so amended, the “Revolving Facility,” and together with the Term Loan Credit Agreement, the “Credit Agreements”). Borrowings constituting revolving loans under the Revolving Credit Agreement incur interest at the Term SOFR Rate (as defined therein) for the applicable interest period plus a margin based on the consolidated leverage ratio of the Company between 2% and 2.75%, and a 0.10% adjustment. The borrowings under the Revolving Facility may be used by the Company for permitted acquisitions, working capital and general corporate purposes. The Company pays a commitment fee on unutilized amounts under the Revolving Facility of 0.20% up to 0.35% based on the consolidated leverage ratio. For the periods ended June 30, 2026 and June 30, 2025, the Revolving Facility had an unutilized capacity of $50.0 million and $50.0 million, respectively.
Each of the Revolving Facility and the term loans requires the Company to maintain a consolidated leverage ratio of no greater than 2.00 to 1.00 (or, after the occurrence of certain acquisitions, 2.50 to 1.00). The Credit Agreements also contain covenants that, among other provisions and subject to certain exceptions, restrict our ability to pay dividends or other distributions, incur additional debt, engage in asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in transactions with affiliates, change our business or make investments. As of June 30, 2026 and June 30, 2025, the Company was in compliance with these covenants. The carrying amount of the Company’s variable rate debt as of June 30, 2026 and June 30, 2025 approximates fair value due to the short-term reset of the interest rate based on SOFR and the absence of a credit spread.
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
Share Repurchase Program
On February 23, 2026, our Board approved a share repurchase program that authorizes the Company to repurchase up to $50 million of its outstanding Class A common stock. Share repurchases may be made from time-to-time on the open market, in privately negotiated transactions, using Rule 10b5-1 trading plans, or in any other manner that complies with the applicable securities law. As of June 30, 2026, the Company repurchased and retired 2,252,349 shares in the open market for a total cost of $43.3 million, consisting of $42.9 million in cash paid for share repurchases and $0.4 million accrued for excise taxes. As of June 30, 2026, the dollar value of shares that remained available to be purchased under this share buyback program was approximately $7.1 million excluding excise taxes.
Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025	Variance
Net cash provided by operating activities from continuing operations	$32,537	$25,260	$7,277
Net cash (used in) investing activities from continuing operations	(53,330)	(46,706)	(6,624)
Net cash (used in) financing activities from continuing operations	(54,356)	(12,876)	(41,480)
Net change in cash, cash equivalents and restricted cash from continuing operations	(75,149)	(34,322)	(40,827)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	167,900	205,323	(37,423)
Cash, cash equivalents and restricted cash from continuing operations, end of period	$92,751	$171,001	$(78,250)
Cash paid during the period for interest	$71	$105	$(34)
Cash paid during the period for taxes	$3,060	$—	$3,060

Comparison of the Six Months Ended June 30, 2026 and 2025
Operating activities
Operating activities from continuing operations provided $32.5 million and $25.3 million of cash for the six months ended June 30, 2026 and 2025, respectively. The increase in net cash provided by operating activities was driven by a $14.5 million increase in net income, $12.5 million outflow from the change in working capital between periods, which was primarily attributable to the increase in commissions receivable, and $5.3 million in net change of non-cash adjustments in the period which include amortization, stock-based compensation, and non-cash lease expense. See “Consolidated Results of Operations” above for additional information regarding the results of our operations.
Investing activities
Investing activities from continuing operations used $53.3 million and $46.7 million of cash for the six months ended June 30, 2026 and 2025, respectively. Our net investing outflows increased primarily due to the higher level of intangible asset acquisitions in the current period of $53.2 million compared to $47.2 million in the prior period partially offset by $0.7 million inflow from proceeds on the sale of intangible assets. In addition, outflow of $0.8 million for property and equipment acquisitions occurred during the six months ended June 30, 2026. See Note 4 Intangibles, Acquisitions and Disposals to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our asset acquisitions.

Financing activities
Financing activities from continuing operations used $54.4 million and $12.9 million of cash for the six months ended June 30, 2026 and 2025. Outflows were primarily due to the $42.9 million of repurchased Class A common stock under our share repurchase program, $5.3 million increase in distributions to members, and $0.6 million increase in payments of deferred acquisition payables. The financing outflows are offset by the following inflows of $6.2 million due to net increase in carrier liabilities and $1.1 million decrease related to tax withholding on vesting of equity awards for the three months ended June 30, 2026.
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
We have certain obligations related to debt maturities and operating leases. As of June 30, 2026, we had $1.2 million of non-cancelable operating lease obligations for the next 12 months. For the periods following the next 12 months, we have an additional $3.4 million of non-cancelable operating lease obligations. In addition, as of June 30, 2026, we had $8.8 million of debt maturities for the next 12 months comprised of $2.0 million of the remaining balance under the Term Loan C, and $0.5 million in acquisition-related notes, and $6.3 million of acquisition-related payables. For the periods following the next 12 months, we have an additional $1.4 million of debt maturities representing $1.0 million under the Term Loan C, $0.3 million in acquisition-related notes, and zero of acquisition-related payables. As of June 30, 2026, there was no outstanding balances under our Revolving Facility. In the future, any outstanding balances under our Revolving Facility, if any, will become due and payable during 2028. See Note 6 Debt to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.
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
There have been no material changes in our critical accounting policies during the six months ended June 30, 2026 as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Critical Accounting Policies and Estimates” of our Annual Report other than above.

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
Our investments are held primarily as cash and cash equivalents. These investments are subject to interest rate risk. The fair values of cash and cash equivalents as of June 30, 2026 and December 31, 2025 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material. We do not actively invest or trade in equity securities.
As of June 30, 2026, we had $92.8 million in cash and cash equivalents, and restricted cash, which earned interest income of $2.0 million for the six months ended June 30, 2026. The impact of a hypothetical 100 basis point change in interest rates would have reduced/increased interest income by $0.2 million in the Condensed Consolidated Statements of Income.
As of June 30, 2026, we had approximately $3.0 million of borrowings outstanding under our Term Loan Credit Agreement. We repaid the outstanding balances of our Term Loan B and Revolving Facility in full as of June 30, 2024. As of December 31, 2025, we had approximately $4.0 million and zero borrowings outstanding under our Term Loan Credit Agreement and Revolving Facility, respectively. These borrowings accrue interest tied to SOFR and therefore interest expense under these borrowings is subject to change. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer Purchases of Equity Securities
On February 23, 2026, our Board approved a share repurchase program that authorizes the Company to repurchase up to $50 million of its outstanding Class A common stock. Share repurchases may be made from time-to-time on the open market, in privately negotiated transactions, using Rule 10b5-1 trading plans, or in any other manner that complies with the applicable securities law. The timing of purchases and number of shares repurchased under the program will depend upon a variety of factors including the Company’s stock price, trading volume, working capital or other liquidity requirements, and market conditions. The Company is not obligated to purchase any shares under the program and the program may be suspended or discontinued at any time without notice. As of June 30, 2026, the Company repurchased and retired 2,252,349 shares in the open market for a total cost of $43.3 million.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
March 6, 2026-March 31, 2026	872,397	$18.96	872,397	$33,277,312
April 1, 2026 - April 30, 2026	1,029,952	19.00	1,029,952	$13,881,938
May 1,2026 - May 12, 2026	350,000	19.26	350,000	$7,142,418
Total	2,252,349		2,252,349

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

TWFG, Inc.
Date: August 6, 2026	By:	/s/ Richard F. Bunch III
Name: Richard F. Bunch III
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Janice E. Zwinggi
Name: Janice E. Zwinggi
Title: Chief Financial Officer
(Principal Financial Officer)