Form 10-Q
period 2026-09-30
TWFG, Inc.
filed 2026-11-05
CIK 2007596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐   No ☒
As of November 4, 2026, there were 12,907,830 shares of Class A common stock, 7,277,651 shares of Class B common stock and 33,893,810 shares of Class C common stock outstanding.

Page
Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)	1
Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025	1
Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025	2
Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	3
Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025	6
Notes to the Condensed Consolidated Financial Statements	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	41
Item 4. Controls and Procedures	42
Part II - Other Information
Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 5. Other Information	44
Item 6. Exhibits	45
Signatures	46

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

ii

Part I - Financial Information
Item 1. Financial Statements
TWFG, Inc.
Condensed Consolidated Statements of Income
(Amounts in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Commission income (related party of $4,018 and $3,939 for the three months ended and $12,366 and $9,858 for the nine months ended September 30, 2026 and 2025, respectively)	$73,379	$58,270	$221,073	$161,617
Contingent income (related party of $125 and $375 for the three and nine months ended September 30, 2026 and none for the three and nine months ended September 30, 2025, respectively)	2,571	2,095	6,673	5,791
Fee income (related party of $887 and $869 for the three months ended and $2,730 and $2,596 for the nine months ended September 30, 2026 and 2025, respectively)	3,553	3,466	11,066	9,806
Other income	413	292	1,456	1,040
Total revenues	79,916	64,123	240,268	178,254
Expenses
Commission expense	41,894	34,639	121,415	100,604
Salaries and employee benefits	11,847	9,929	33,529	27,618
Other administrative expenses (related party of $817 and $785 for the three months ended and $2,509 and $2,333 for the nine months ended September 30, 2026 and 2025, respectively)	9,652	5,194	25,629	15,318
Depreciation and amortization	7,494	5,327	20,728	12,587
Total operating expenses	70,887	55,089	201,301	156,127
Operating income	9,029	9,034	38,967	22,127
Interest expense	(75)	(70)	(194)	(221)
Interest income	531	1,574	2,504	5,188
Other non-operating income (expense), net	116	59	818	632
Income before tax	9,601	10,597	42,095	27,726
Income tax expense	601	977	2,765	2,253
Net income	9,000	9,620	39,330	25,473
Less: net income attributable to noncontrolling interests	7,827	7,898	34,029	20,456
Net income attributable to TWFG, Inc.	$1,173	$1,722	$5,301	$5,017

Weighted average shares of common stock outstanding (see Note 13):
Basic	12,870,343	15,005,426	13,620,316	14,933,242
Diluted	12,997,664	15,100,655	13,620,316	15,088,031
Earnings per share (see Note 13):
Basic	$0.09	$0.11	$0.39	$0.34
Diluted	$0.09	$0.11	$0.39	$0.34

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$9,000	$9,620	$39,330	$25,473
Other comprehensive loss, net of tax:
Unrealized gains (losses) on derivative instruments	30	3	74	(14)
Reclassification of realized losses on derivative instruments included in net income	(48)	(44)	(129)	(145)
Total other comprehensive loss, net of tax	(18)	(41)	(55)	(159)
Comprehensive income	8,982	9,579	39,275	25,314
Less: comprehensive income attributable to noncontrolling interests	7,814	7,869	33,988	20,340
Comprehensive income attributable to TWFG, Inc.	$1,168	$1,710	$5,287	$4,974

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share/unit data)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$77,841	$155,926
Restricted cash	17,825	11,974
Commissions receivable, net	50,360	37,322
Accounts receivable	14,110	7,469
Deposit with premium finance company	11,278	10,445
Other current assets, net	5,590	2,382
Total current assets	177,004	225,518
Non-current assets
Intangible assets, net	174,666	138,632
Property and equipment, net	3,804	3,307
Lease right-of-use assets, net	4,148	4,189
Other non-current assets	578	689
Total assets	$360,200	$372,335
Liabilities, Redeemable Noncontrolling Interest, and Equity
Current liabilities
Commissions payable	$19,318	$15,168
Carrier liabilities	22,381	13,811
Operating lease liabilities	1,179	1,320
Short-term bank debt	2,019	1,972
Deferred acquisition payables	6,692	1,505
Other current liabilities	11,338	10,308
Total current liabilities	62,927	44,084
Non-current liabilities
Operating lease liabilities	3,227	2,897
Long-term bank debt	515	2,035
Deferred acquisition payables	305	6,669
Total liabilities	66,974	55,685
Commitments and contingencies (see Note 14)
Redeemable noncontrolling interest	25,618	17,901
Stockholders' Equity
Class A common stock ($0.01 par value per share - 300,000,000 authorized, 12,907,830 and 15,028,681 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively)	129	150
Class B common stock ($0.00001 par value per share - 100,000,000 authorized, 7,277,651 shares issued and outstanding at September 30, 2026 and December 31, 2025)	—	—
Class C common stock ($0.00001 par value per share - 100,000,000 authorized, 33,893,810 shares issued and outstanding at September 30, 2026 and December 31, 2025)	—	—
Additional paid-in capital	18,728	59,951
Retained earnings	28,553	23,251
Accumulated other comprehensive income	18	30
Total stockholders' equity attributable to TWFG, Inc.	47,428	83,382
Noncontrolling interests	220,180	215,367
Total stockholders' equity	267,608	298,749
Total liabilities, redeemable noncontrolling interest, and equity	$360,200	$372,335

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statements of Changes in Redeemable
Noncontrolling Interest and Stockholders’ Equity
(Amounts in thousands, except share/unit data)
(unaudited)

For the Nine Months Ended September 30, 2026
	Class A Common Stock		Class B Voting Stock		Class C Voting Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity Attributable to TWFG, Inc.	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interest
Balance at December 31, 2025	15,028,681	$150	7,277,651	$—	33,893,810	$—	$59,951	$23,251	$30	$83,382	$215,367	$298,749	$17,901
Net income	—	—	—	—	—	—	—	1,757	—	1,757	7,816	9,573	3,506
Cash distributions to members	—	—	—	—	—	—	—	—	—	—	(7,326)	(7,326)	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(4)	(4)	(13)	(17)	—
Stock-based compensation	—	—	—	—	—	—	856	—	—	856	—	856	—
Vesting of restricted stock units	25,467	—	—	—	—	—	—	—	—	—	—	—	—
Tax withholding on vesting of equity awards	(4,687)	—	—	—	—	—	(86)	—	—	(86)	—	(86)	—
Share repurchase program	(872,397)	(8)	—	—	—	—	(16,715)	—	—	(16,723)	—	(16,723)	—
Balance at March 31, 2026	14,177,064	$142	7,277,651	$—	33,893,810	$—	$44,006	$25,008	$26	$69,182	$215,844	$285,026	$21,407
Net income	—	—	—	—	—	—	—	2,371	—	2,371	10,533	12,904	4,347
Cash distributions to members	—	—	—	—	—	—	—	—	—	—	(8,678)	(8,678)	(2,560)
Other comprehensive loss	—	—	—	—	—	—	—	—	(5)	(5)	(15)	(20)	—
Stock-based compensation	—	—	—	—	—	—	1,166	—	—	1,166	—	1,166	—
Share repurchase program	(1,379,952)	(14)	—	—	—	—	(26,549)	—	—	(26,563)	—	(26,563)	—
Balance at June 30, 2026	12,797,112	$128	7,277,651	$—	33,893,810	$—	$18,623	$27,379	$21	$46,151	$217,684	$263,835	$23,194
Net income	—	—	—	—	—	—	—	1,173	—	1,173	5,403	6,576	2,424
Cash distributions to members	—	—	—	—	—	—	—	—	—	—	(2,893)	(2,893)	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(4)	(4)	(14)	(18)	—
Stock-based compensation	—	—	—	—	—	—	682	—	—	682	—	682	—
Vesting of restricted stock units	133,069	1	—	—	—	—	(1)	—	—	—	—	—	—
Tax withholding on vesting of equity awards	(49,848)	—	—	—	—	—	(1,313)	—	—	(1,313)	—	(1,313)	—
Equity issuance per acquisitions	27,497	$—	—	$—	—	$—	$737	$—	$—	$737	$—	$737	$—
Balance at September 30, 2026	12,907,830	$129	7,277,651	$—	33,893,810	$—	$18,728	$28,553	$18	$47,428	$220,180	$267,608	$25,618

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statements of Changes in Redeemable
Noncontrolling Interest and Stockholders’ Equity
(Amounts in thousands, except share/unit data)
(unaudited)

For the Nine Months Ended September 30, 2025
	Class A Common Stock		Class B Voting Stock		Class C Voting Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity Attributable to TWFG, Inc.	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interest
Balance at December 31, 2024	14,811,874	$148	7,277,651	$—	33,893,810	$—	$58,365	$15,288	$83	$73,884	$201,402	$275,286	$—
Net income	—	—	—	—	—	—	—	1,338	—	1,338	5,515	6,853	—
Cash distributions to members	—	—	—	—	—	—	—	—	—	—	(2,024)	(2,024)	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(18)	(18)	(50)	(68)	—
Stock-based compensation	—	—	—	—	—	—	1,204	—	—	1,204	—	1,204	—
Vesting of restricted stock units	134,018	1	—	—	—	—	—	—	—	1	—	1	—
Tax withholding on vesting of equity awards	(41,809)	—	—	—	—	—	(1,195)	—	—	(1,195)	—	(1,195)	—
Balance at March 31, 2025	14,904,083	$149	7,277,651	$—	33,893,810	$—	$58,374	$16,626	$65	$75,214	$204,843	$280,057	$—
Net income	—	—	—	—	—	—	—	1,957	—	1,957	6,970	8,927	73
Cash distributions to members	—	—	—	—	—	—	—	—	—	—	(11,239)	(11,239)	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(13)	(13)	(37)	(50)	—
Acquisition of TWFG MGA FL, LLC	—	—	—	—	—	—	—	—	—	—	—	—	9,688
Stock-based compensation	—	—	—	—	—	—	1,515	—	—	1,515	—	1,515	—
Balance at June 30, 2025	14,904,083	$149	7,277,651	$—	33,893,810	$—	$59,889	$18,583	$52	$78,673	$200,537	$279,210	$9,761
Net income	—	—	—	—	—	—	—	1,722	—	1,722	7,033	8,755	865
Shares issued	—	—	—	—	—	—	—	—	—	—	—	—	—
Cash distributions to members	—	—	—	—	—	—	—	—	—	—	(2,587)	(2,587)	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(12)	(12)	(29)	(41)	—
Acquisition of TWFG MGA FL, LLC	—	—	—	—	—	—	—	—	—	—	—	—	801
Stock-based compensation	—	—	—	—	—	—	987	—	—	987	—	987	—
Vesting of restricted stock units	151,174	1	—	—	—	—	—	—	—	1	—	1	—
Tax withholding on vesting of equity awards	(49,831)	—	—	—	—	—	(1,562)	—	—	(1,562)	—	(1,562)	—
Shelf registration costs	—	—	—	—	—	—	(445)	—	—	(445)	—	(445)	—
Balance at September 30, 2025	15,005,426	$150	7,277,651	$—	33,893,810	$—	$58,869	$20,305	$40	$79,364	$204,954	$284,318	$11,427

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$39,330	$25,473
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	20,728	12,587
Net gain on sales of intangible assets and property and equipment	(969)	(616)
Stock-based compensation expense	2,704	3,706
Non-cash lease expense	1,164	988
Other non-cash items	222	(8)
Change in:
Commissions receivable, net	(13,037)	(462)
Accounts receivable	(6,641)	(330)
Other current and non-current assets	(3,984)	(1,751)
Commissions payable	4,151	2,049
Operating lease liabilities	(1,156)	(857)
Other current liabilities	602	(566)
Net cash provided by operating activities	43,114	40,213
Cash Flows from Investing Activities
Proceeds from sale of books of business	969	573
Proceeds from sale of property and equipment	—	49
Purchase of intangible assets	(55,694)	(54,239)
Purchase of property and equipment	(961)	(128)
Other investment	—	(10,000)
Net cash used in investing activities	(55,686)	(63,745)
Cash Flows from Financing Activities
Repayment of borrowings	(1,473)	(1,428)
Distributions to members	(21,458)	(15,850)
Payment of shelf registration costs	—	(445)
Repurchase of Class A common stock	(42,857)	—
Tax withholding on vesting of equity awards	(1,399)	(2,757)
Increase in carrier liabilities	10,992	3,372
Decrease in carrier liabilities	(2,422)	(1,690)
Payment of deferred acquisition payable	(1,045)	(451)
Net cash used in financing activities	(59,662)	(19,249)

See Notes to the Condensed Consolidated Financial Statements

TWFG, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025

Net change in cash, cash equivalents and restricted cash	(72,234)	(42,781)
Cash, cash equivalents and restricted cash-beginning balance	167,900	205,323
Cash, cash equivalents and restricted cash-ending balance	$95,666	$162,542

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$77,841	$150,985
Restricted cash	17,825	11,557
Cash, cash equivalents and restricted cash, end of period	$95,666	$162,542

Net change in cash and cash equivalents	$(78,085)	$(44,787)
Net change in restricted cash	5,851	2,006
Net change in cash, cash equivalents and restricted cash	$(72,234)	$(42,781)

Supplemental disclosures of cash flow information:
Cash paid for interest	$177	$152
Cash paid for taxes	$4,357	$2,584

Non-cash investing activities:
(Reductions) additions to intangible assets and offsetting (reductions) additions to deferred acquisition payable	$(133)	$3,856
Additions to intangible assets and offsetting additions to members' equity	$737	$—
Additions to intangible assets and offsetting to redeemable noncontrolling interest	$—	$10,489
Non-cash financing activities:
Repurchase of Class A common stock and offsetting additions to other liabilities	$429	$—

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

3.REVENUES
The following table presents the disaggregation of revenues by major source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Commission income	$73,379	$58,270	$221,073	$161,617
Contingent income	2,571	2,095	6,673	5,791
Fee income
Policy fees	1,552	1,175	4,653	3,309
Branch fees	1,371	1,289	4,177	3,961
License fees	526	886	1,876	2,053
TPA fees	104	116	360	483
Other income	413	292	1,456	1,040
Total revenues	$79,916	$64,123	$240,268	$178,254

The Company operates through two primary offerings, which are Insurance Services and TWFG MGA. The following table presents the disaggregation of revenues by offerings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Insurance Services
Agency-in-a-Box	$39,603	$37,583	$120,927	$112,895
Corporate Branches	14,950	12,188	39,938	31,804
TWFG MGA	24,828	13,944	77,848	32,372
Other	535	408	1,555	1,183
Total revenues	$79,916	$64,123	$240,268	$178,254

As of September 30, 2026 and December 31, 2025, the commissions receivable, net reported in the Condensed Consolidated Balance Sheets had a balance of $50.4 million and $37.3 million, respectively. The Company had no contract liabilities as of September 30, 2026, December 31, 2025, and January 1, 2025.
The Company’s allowance for expected credit losses is determined based on a combination of factors: credit quality indicators, including, but not limited to, payment status, historical charge-offs, financial strength of the insurance carriers for commissions receivable, and production performance and age of balances for receivables from agents.
The following table provides a summary of changes in the Company’s allowance for expected credit losses
(in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning of period	$1,467	$419	$888	$415
Increase in provision	75	1	654	5
Decrease in provision	—	—	—	—
End of period	$1,542	$420	$1,542	$420

Through TWFG MGA FL, LLC (“TWFG MGA FL”), Patriot Select Property & Casualty Insurance Company accounted for 15% and 17% of total revenues for the three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 30, 2025, Progressive Corporation accounted for 11% and 12% of total revenues, respectively. No other customers individually accounted for 10% or more of the Company’s total revenues for the three and nine months ended September 30, 2026 and 2025.
4.INTANGIBLES, ACQUISITIONS, AND DISPOSALS
Customer Lists and Software Acquisitions

During the second quarter of 2026, the Company acquired Fortress Insurance Services and Fortress Wealth Management (“Fortress”) for a total cash consideration of $23.5 million at closing. The acquisition agreement also provides potential to earn contingent payments of up to $5.0 million. The contingent payments are based on the achievement of defined performance metrics over the 24-month and 36-month anniversary periods following the close date. As of September 30, 2026, the contingent payments were not recognized as the conditions for recognition had not been met. The transaction was accounted for as an asset acquisition under the cost accumulation model, with the acquired customer list intangible asset identified as the single substantive asset acquired. The Company recognized a customer list intangible asset with an acquisition-date fair value of $23.5 million which is being amortized on a straight-line basis over eight years.
During the third quarter of 2026, the Company completed a branch conversion acquisition of Select Insurance Solutions, Inc. (“Monteith”) for a total cash consideration of $2.2 million and the issuance of 27,497 shares of Class A common stock valued at $0.7 million for a total consideration of $2.9 million at closing. The transaction was accounted for as an asset acquisition under the cost accumulation model, with the acquired customer list intangible asset identified as the single substantive asset acquired. The Company recognized a customer list intangible asset with an acquisition-date fair value of $2.9 million which is being amortized on a straight-line basis over eight years.
In addition to the acquisitions described above, during the nine months ended September 30, 2026, the Company acquired customer lists totaling $7.9 million. Of this amount, $7.3 million was paid in cash at closings, and the remaining $0.6 million was recorded as future contingent cash payments for the acquired customer lists and included in Deferred Acquisition Payables on the Condensed Consolidated Balance Sheets. Furthermore, the Company reduced a potential earnout of $0.7 million from Deferred Acquisition Payables on the Condensed Consolidated Balance Sheets.
During the nine months ended September 30, 2026, $0.7 million was paid in cash for software acquisitions.
Acquisition of Asset Protection Insurance Associates
During the first quarter of 2026, the Company acquired Asset Protection Insurance Associates (“APIA”), a Texas-based MGA specializing in providing comprehensive insurance solutions for property owners and real estate investors throughout the United States, for a total cash consideration of $22.5 million at closing. The acquisition agreement also provides potential to earn contingent payments of up to $7.0 million. The contingent payments are based on the achievement of defined performance metrics over each of the three subsequent anniversary periods after the close date. As of September 30, 2026, the contingent payments were not recognized as the conditions for recognition had not been met. The transaction was accounted for as an asset acquisition under the cost accumulation model, with the acquired customer list intangible asset identified as the single substantive asset acquired. The Company recognized a customer list intangible asset with an acquisition-date fair value of $22.0 million which is being amortized on a straight-line basis over ten years. The remaining $0.5 million was allocated to other assets assumed through the acquisition.
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
Net Gains on Disposals
The Company recognized a net gain on disposals of $1.0 million for the nine months ended September 30, 2026. The gains on disposals were attributable to the sale of books of business to third parties. Occasionally, the Company will sell books of business that it believes to be in its best interest to dispose of.

The following table presents information about the Company’s intangible assets (in thousands):

	September 30, 2026
	Customer Lists	Computer Software	Non-Compete Agreements	Customer Relationship	Total
Cost
Balance, beginning of period	$149,579	$9,216	$275	$29,395	$188,465
Additions	55,634	664	—	—	56,298
Balance, end of period	205,213	9,880	275	29,395	244,763
Accumulated amortization	56,029	7,923	275	5,870	70,097
Net carrying amount, end of period(1)	$149,184	$1,957	$—	$23,525	$174,666

	December 31, 2025
	Customer Lists	Computer Software	Non-Compete Agreements	Customer Relationship	Total
Cost
Balance, beginning of period	$96,553	$8,564	$275	$—	$105,392
Additions	54,185	652	—	29,395	84,232
Disposals(2)	(1,159)	—	—	—	(1,159)
Balance, end of period	149,579	9,216	275	29,395	188,465
Accumulated amortization	40,060	7,364	275	2,134	49,833
Net carrying amount, end of period	$109,519	$1,852	$—	$27,261	$138,632

(1)As of September 30, 2026, customer lists, computer software, and customer relationship intangible assets had weighted-average remaining amortization periods of 6.28 years, 2.53 years, and 4.72 years, respectively. The weighted-average amortization period for all amortizable intangible assets as of September 30, 2026 was 5.92 years.
(2)For the year ended December 31, 2025, the Company recognized a net gain of $1.1 million on the sale of customer lists.

	2026
	Customer Lists	Computer Software	Non-Compete Agreements	Customer Relationship	Total
Three Months Ended September 30,
Amortization expense	$5,891	$192	$—	$1,245	$7,328
Nine Months Ended September 30,
Amortization expense	$15,970	$558	$—	$3,736	$20,264

	2025
	Customer Lists	Computer Software	Non-Compete Agreements	Customer Relationship	Total
Three Months Ended September 30,
Amortization expense	$4,081	$175	$—	$949	$5,205
Nine Months Ended September 30,
Amortization expense	$10,634	$527	$3	$1,012	$12,176

The following table presents the future amortization for intangible assets as of September 30, 2026 (in thousands):

	Customer Lists	Computer Software	Customer Relationship
Remainder of 2026	$5,935	$193	$1,245
2027	23,696	696	4,981
2028	23,666	509	4,981
2029	23,581	318	4,981
2030	23,194	199	4,981
Thereafter	49,112	42	2,356
Total	$149,184	$1,957	$23,525

5.        OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following as of the dates indicated (in thousands). There have been no material changes in the composition of other current liabilities from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

	September 30, 2026	December 31, 2025
Accrued salaries and bonus expenses	$2,775	$2,529
Accrued professional fees	775	842
Accounts payable	3,347	1,571
Income tax payable	101	1,051
Other current liabilities	4,340	4,315
	$11,338	$10,308

6.        DEBT AND DEFERRED ACQUISITION PAYABLES
The following is a summary of the Company’s outstanding Debt and Deferred Acquisition Payables (in thousands):

	September 30, 2026	December 31, 2025
Bank Debt:
Term Loan
7-year term loan, periodic interest and monthly principal payments, Daily Simple SOFR + 0.11448% SOFR adjustment, matures December 6, 2027	$2,534	$4,007
Total bank debt	2,534	4,007
Less: current bank debt	(2,019)	(1,972)
Total long-term bank debt	$515	$2,035

Deferred Acquisition Payables(1):
Acquisition notes payables	$676	$1,122
Contingent considerations	6,321	7,052
Total Deferred Acquisition Payables	6,997	8,174
Less: current acquisition notes payables	(371)	(593)
Less: current contingent considerations	(6,321)	(912)
Total long-term Deferred Acquisition Payables(2)	$305	$6,669
Less: long-term contingent considerations	—	(6,140)
Total long-term Deferred Acquisition Payables-notes	$305	$529

(1)See Note 4 Intangibles, Acquisitions, and Disposals and Note 7 Fair Value Measurements.
(2)As of September 30, 2026, all contingent considerations obligations are classified as current, and long-term Deferred Acquisition Payables consist solely of long-term acquisition notes payables.
Future maturities of the Company’s total outstanding bank debt and Deferred Acquisition Payables-notes as of September 30, 2026 were as follows (in thousands):

Remainder of 2026	$814
2027	2,129
2028	147
2029	120
2030	—
Thereafter	—
Total	$3,210

For the three and nine months ended September 30, 2026, the Company incurred interest expense of $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2025, the Company incurred interest expense of $0.1 million and $0.2 million, respectively.

Term Loans
There were no material changes to the terms of the Company’s term loan or related interest rate swap agreements during the nine months ended September 30, 2026. See Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a complete description of these arrangements.
Revolving Credit Agreement
On August 12, 2026, the Company entered into an Amended and Restated Credit Agreement (the “Revolving Credit Agreement”) with TWFG Holding, as borrower (in such capacity, the “Borrower”), PNC Bank, National Association, as administrative agent, swing-line loan lender and issuing lender, the guarantors party thereto, and the lenders party thereto, which amended and restated the Company’s existing revolving credit facility originally dated May 23, 2023, and previously amended on June 20, 2024.
The Revolving Credit Agreement provides for aggregate revolving commitments of up to $125.0 million, including a $12.5 million swing-line sub facility and a $12.5 million letter of credit sub facility, and includes an uncommitted accordion feature that permits the Company to seek up to an additional $75.0 million of revolving commitments, subject to the terms and conditions of the Revolving Credit Agreement. The Borrower may borrow, repay and reborrow under the Revolving Credit Agreement. The revolving loans mature on August 12, 2031.
Borrowings under the Revolving Credit Agreement bear interest, at the Borrower’s election, at either Daily SOFR (as defined in the Revolving Credit Agreement) or one-month Term SOFR (as defined in the Revolving Credit Agreement), plus an applicable margin ranging from 1.75% to 2.75% per annum based on the Company’s consolidated leverage ratio. Swing-line loans will bear interest at the Base Rate (as defined in the Revolving Credit Agreement) plus an applicable margin at a rate of 1.00% per annum lower than the applicable margin for Daily SOFR or Term SOFR Rate loans as set forth above, based on the consolidated leverage ratio of the Company.
The obligations under the Revolving Credit Agreement are guaranteed by the Company and certain subsidiaries of the Borrower (the “Guarantors”). The Revolving Credit Agreement is secured by substantially all the assets of the Borrower and the Guarantors. The Revolving Credit Agreement contains customary affirmative and negative covenants and requires the Company to maintain a minimum consolidated debt service coverage ratio of 1.25 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00, subject to a temporary increase in the leverage ratio covenant to 3.50 to 1.00 following certain permitted acquisitions.
As of September 30, 2026, the Company had no outstanding borrowings under the Revolving Credit Agreement and available borrowing capacity of $125.0 million. The Company was in compliance with all financial covenants under the Revolving Credit Agreement as of September 30, 2026.
The carrying amount of the Company’s variable rate debt as of September 30, 2026 and December 31, 2025 approximates fair value due to the short-term reset of the interest rate based on SOFR and the absence of a credit spread.
Deferred Acquisition Payables-Notes
The Company’s deferred acquisition payables — notes represent seller notes issued in connection with acquisitions of customer list intangible assets in April 2023, March 2024, and October 2024. There were no material changes to the terms of these notes during the nine months ended September 30, 2026. See Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a complete description of each note’s terms, interest rates, and repayment schedules.
7.        FAIR VALUE MEASUREMENTS
The Company measures certain assets and liabilities at fair value using the three-level hierarchy established under ASC Topic 820. There were no material changes to the Company’s fair value measurement policies during the nine months ended September 30, 2026. See Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a complete description of the fair value hierarchy and the Company’s valuation methodologies.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within each level of the fair value hierarchy (in thousands):

	Fair Value Hierarchy
	Level 1		Level 2		Level 3
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2026	2025	2026	2025	2026	2025
Assets:
Interest rate swap(1)	$—	$—	$61	$116	$—	$—
Total assets measured at fair value	$—	$—	$61	$116	$—	$—

Liabilities:
Contingent Considerations(2)	$—	$—	$—	$—	$6,321	$7,052
Total liabilities measured at fair value	$—	$—	$—	$—	$6,321	$7,052

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
The fair value of contingent consideration liabilities is based on projected performance of the acquired entities, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of its contingent consideration, during the nine months ended September 30, 2026, the Company recorded a $0.7 million net decrease in the estimated fair value of liabilities which included $0.6 million cash paid for settlements. The Company has assessed the most likely exposure to the contingent consideration obligation to be $6.3 million at September 30, 2026.
The following table sets forth a summary of the changes in the fair value of the Company’s future contingent considerations, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation (in thousands):

	Carrying Value	Fair Value
Balance at December 31, 2025	$7,052	$6,822
Change in fair value of contingent consideration	(600)	(370)
Fair value of contingent consideration-new issuances	500	500
Settlement of contingent consideration	(631)	(631)
Balance at September 30, 2026	$6,321	$6,321

Fair value of current contingent considerations as of September 30, 2026(1)	$6,321	$6,321

(1)The Deferred Acquisition Payables-contingent considerations are cash payments that are due to the seller paid out over a future period. The fair value of Deferred Acquisition Payables-contingent considerations are based on current market rates for similar types of payment arrangements. The carrying value approximates its fair value compared to current market rates for similar payment arrangements. As of September 30, 2026, all contingent considerations are current.
There were no transfers in or out of the Level 3 hierarchy.

Fair value information about financial instruments not measured at fair value
The following table presents the Company’s debt that is not measured at fair value on a recurring basis:

		September 30, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Bank debt:
Current bank debt	Level 2	$2,019	$2,019	$1,972	$1,972
Long-term bank debt(1)	Level 2	$515	$515	$2,035	$2,035
Deferred Acquisition Payables-notes(2):
Current Deferred Acquisition Payables-notes	Level 2	$371	$351	$593	$593
Long-term Deferred Acquisition Payables-notes	Level 2	$305	$308	$529	$529

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
During the third quarter of 2026, 27,497 shares of Class A Common Stock were issued as part of acquisitions. As of September 30, 2026, an additional 104,001 shares of Class A Common Stock were issued upon vesting of restricted stock units (“RSUs”) in accordance with the Company's 2024 Omnibus Incentive Plan (the “2024 Incentive Plan”). See Note 9 Stock-Based Compensation.

Share Repurchase Program
On February 23, 2026, our Board approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding Class A common stock. Share repurchases may be made from time-to-time on the open market, in privately negotiated transactions, using Rule 10b5-1 trading plans, or in any other manner that complies with the applicable securities law. The timing of purchases and number of shares repurchased under the program will depend upon a variety of factors including the Company’s stock price, trading volume, working capital or other liquidity requirements, and market conditions. The Company is not obligated to purchase any shares under the program and the program may be suspended or discontinued at any time without notice. Through September 30, 2026, the Company repurchased and retired 2,252,349 shares in the open market for a total cost of $43.3 million, consisting of $42.9 million in cash paid for share repurchases and $0.4 million accrued for excise taxes.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Excluding Excise Tax)
March 6, 2026 - March 31, 2026	872,397	$18.96	872,397	$33,277,312
April 1, 2026 - April 30, 2026	1,029,952	$19.00	1,029,952	$13,881,938
May 1, 2026 - May 12, 2026	350,000	$19.26	350,000	$7,142,418
Total	2,252,349		2,252,349

The following table summarizes the capitalization and voting rights of the Company’s classes of stock as of September 30, 2026:

	Authorized	Par Value	Issued & Outstanding	Votes per share	Economic Rights
Preferred stock	50,000,000	$0.01	None

Common stock:
Class A(1)	300,000,000	$0.01	12,907,830	1	Yes
Class B(1)	100,000,000	$0.00001	7,277,651	1	No
Class C(2)	100,000,000	$0.00001	33,893,810	10	No
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
The Board is authorized to direct the Company to issue shares of preferred stock in one or more series and has the discretion to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through September 30, 2026, no shares of preferred stock have been issued.
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

Spousal Lifetime Trust became holders of noncontrolling interests. See Note 12 Related Party Transactions for additional information.
The following table summarizes the ownership of TWFG Holding as of September 30, 2026:

Owner	Units Owned	Ownership percentage
TWFG, Inc.	12,907,830	23.9%
Noncontrolling interests	41,171,461	76.1%
Total	54,079,291	100.0%

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
Cash Distributions to Members Related to Their Income Tax Liabilities
As a limited liability company treated as a partnership for income tax purposes, TWFG Holding is not subject to any entity level U.S. federal income taxes, as these taxes are primarily the obligations of its members. Under the third amended and restated TWFG Holding LLC Agreement, TWFG Holding is required to distribute cash, to the extent that TWFG Holding has cash available, on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of net taxable income of TWFG Holding. TWFG Holding makes such tax distributions to its members quarterly, based on an estimated tax rate and projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. TWFG Holding made tax distributions to its members totaling approximately $3.8 million and $14.8 million for the three and nine months ended September 30, 2026, respectively. TWFG Holding made tax distributions to its members totaling approximately $3.5 million and $15.4 million for the three and nine months ended September 30, 2025, respectively. Non-tax distributions in the amounts of zero million and $10.4 million were made for the three and nine months ended September 30, 2026, respectively, and zero million and $6.2 million were made for the three and nine months ended September 30, 2025, respectively.
In addition, during the three and nine months ended September 30, 2026, a tax distribution in the amount of $2.6 million was paid to AIH Sub, Inc., the unconsolidated related party holding 49.9% interest in TWFG MGA FL.
9.        STOCK-BASED COMPENSATION
2024 Omnibus Incentive Plan
On July 17, 2024, the Company adopted the 2024 Incentive Plan for its directors, officers, employees, consultants and advisors. The 2024 Incentive Plan authorizes the granting of stock options, restricted stock, RSUs, stock appreciation rights, and other stock-based awards. The Company has reserved 4,346,667 shares of Class A Common Stock for issuance under the 2024 Incentive Plan, subject to annual increases pursuant to the terms of the 2024 Incentive Plan. During the nine months ended September 30, 2026, the Company granted 150,465 RSUs and 73,000 performance stock units (“PSUs”) under the 2024 Incentive Plan, and 3,780,632 shares of Class A Common Stock remain available for future grant.
Stock-Based Compensation Expense
Stock-based compensation expense recorded in salaries and employee benefits was $0.7 million and $2.7 million for the three and nine months ended September 30, 2026, respectively, compared to $1.0 million and $3.7 million for the three and nine months ended September 30, 2025, respectively.

Stock-Based Awards
RSUs
The Company withholds and sells shares of Class A Common Stock associated with net settlements to cover tax withholding obligations upon the vesting of RSUs for certain employees under its 2024 Incentive Plan. During the nine months ended September 30, 2026, 158,536 RSUs vested and the Company withheld 54,535 RSUs for $1.4 million, resulting in the net issuance of 104,001 shares of Class A Common Stock. The vesting of RSUs is shown net of this withholding on the Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows.
Stock-based awards granted in the period include RSUs with service-based vesting conditions. Outstanding RSUs and related activity for the nine months ended September 30, 2026 were as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested balance-December 31, 2025	185,184	$20.90
Granted	150,465	18.52
Vested	(158,536)	19.25
Forfeited	(14,402)	20.50
Unvested balance-September 30, 2026	162,711	$20.34

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
If the vesting conditions of the PSUs are not met the awards will be forfeited. Outstanding PSUs and related activity for the nine months ended September 30, 2026 were as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested balance-December 31, 2025	39,143	$30.87
Granted	73,000	18.39
Vested	—	—
Forfeited	(6,372)	24.52
Unvested balance-September 30, 2026	105,771	$22.62

Summary of Unamortized Compensation Expense
As of September 30, 2026, the Company estimated $4.1 million of unamortized compensation expense related to all non-vested stock-based compensation arrangements granted under the Company’s stock-based compensation plans, based upon current projections of grants measured against performance criteria. This unamortized compensation expense is expected to be recognized over a weighted-average period of 1.9 years.

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
Income tax expense was $0.6 million and $2.8 million for the three and nine months ended September 30, 2026, respectively, and $1.0 million and $2.3 million for the three and nine months ended September 30, 2025, respectively. The estimated effective tax rate was 6.26% and 6.57% for the three and nine months ended September 30, 2026, respectively, and 9.22% and 8.13% for the three and nine months ended September 30, 2025, respectively, which is different from the 21% statutory rate primarily because income tax expense is recognized only on the portion of earnings attributable to the Company in the periods following the consummation of the Reorganization Transactions.
As of September 30, 2026 and December 31, 2025, the Company did not have any material uncertain tax positions.
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
For the three and nine months ended September 30, 2026, the Company recognized expenses related to the Plan of $0.2 million and $0.7 million, respectively. For the three and nine months ended September 30, 2025, the Company recognized expenses related to the Plan of $0.2 million and $0.5 million, respectively. The Company at its election may make discretionary profit share contributions. Contributions are subject to certain limitations. For the three and nine months ended September 30, 2026 and 2025, the Company elected not to make any additional discretionary contributions.

12.        RELATED PARTY TRANSACTIONS
The Company earned $4.0 million and $12.4 million, respectively, in commissions, $0.9 million and $2.7 million, respectively, in fee income, and $0.1 million and $0.4 million, respectively, in contingent income from The Woodlands Insurance Company (“TWICO”), a related party, during the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, the Company earned $3.9 million and $9.9 million, respectively, in commissions, $0.9 million and $2.6 million, respectively, in fee income, and none in contingent income from TWICO. These amounts are included in commission income, fee income, and contingent income in the Condensed Consolidated Statements of Income.
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
The Company incurred $0.8 million and $2.5 million, respectively, in license fees net of administrative expenses during the three and nine months ended September 30, 2026, under its software licensing agreement with Evolution Agency Management LLC (“EVO”), a related party. For the three and nine months ended September 30, 2025, the Company incurred $0.8 million and $2.3 million, respectively, in license fees net of administrative expenses. These amounts are not eliminated and are included in Other Administrative Expenses in the Condensed Consolidated Statements of Income.
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
13.        EARNINGS PER SHARE
For the three and nine months ended September 30, 2026 and September 30, 2025, basic earnings per share was calculated by dividing net earnings attributable to Class A common stockholders by the weighted average number of shares of Class A Common Stock outstanding for the same period. Shares of Class A Common Stock are weighted for the portion of the period in which the shares were outstanding. Diluted earnings per share was calculated in a manner consistent with that of basic earnings per share while considering all potentially dilutive shares of Class A Common Stock outstanding during the periods.
The following tables set forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to TWFG, Inc. (basic)	$1,173	$1,722	$5,301	$5,017
Plus: Income attributed to dilutive shares	9	9	—	41
Net income attributable to common stockholders (diluted)	$1,182	$1,731	$5,301	$5,058

Denominator:
Weighted average common stock outstanding (basic)	12,870,343	15,005,426	13,620,316	14,933,242
Effect of potentially dilutive securities:
RSUs	82,166	92,706	—	152,499
PSUs	45,155	2,523	—	2,290
Class B Voting Stock	—	—	—	—
Class C Voting Stock	—	—	—	—
Weighted average common stock outstanding (diluted)	12,997,664	15,100,655	13,620,316	15,088,031

Earnings per share
Basic	$0.09	$0.11	$0.39	$0.34
Diluted	$0.09	$0.11	$0.39	$0.34

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
The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted weighted average shares outstanding for the periods indicated because including them would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RSUs	—	—	104,115	—
PSUs	—	—	18,847	—
Class B Voting Stock	7,277,651	7,277,651	7,277,651	7,277,651
Class C Voting Stock	33,893,810	33,893,810	33,893,810	33,893,810
	41,171,461	41,171,461	41,294,423	41,171,461

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
The following table provides a summary of the segment revenue, segment profit or loss, and significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues	$79,916	$64,123	$240,268	$178,254
Less:
Commission expense	41,894	34,639	121,415	100,604
Salaries and employee benefits	11,847	9,929	33,529	27,618
Technology expense	1,964	1,532	5,545	4,410
Consultant and other professional fees	3,151	804	6,359	2,549
Depreciation and amortization	7,494	5,327	20,728	12,587
Other segment items (1)	4,537	2,858	13,725	8,359
Interest expense	75	70	194	221
Interest income	(531)	(1,574)	(2,504)	(5,188)
Income tax expense	601	977	2,765	2,253
Other non-operating (income) expense, net	(116)	(59)	(818)	(632)
Segment and consolidated net income	$9,000	$9,620	$39,330	$25,473

(1)    Other segment items included in segment net income include marketing expenses, survey expenses, office expenses, and certain administrative expenses.
16.        SUBSEQUENT EVENTS
The Company has evaluated subsequent events through November 5, 2026, the issuance date, and determined that no events have occurred that require disclosure.

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
The following discussion contains commentary on the financial results derived from the unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2026 and September 30, 2025 of TWFG, Inc.
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
Other income. Other income is comprised primarily of income earned for facilitating premium financing arrangements, interest income on fiduciary funds, convention sponsorship fees, and other miscellaneous income.
The following table sets forth our revenues by amount and as a percentage of our revenues for the periods indicated (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commission income	$73,379	92%	$58,270	91%	$221,073	92%	$161,617	90%
Contingent income	2,571	3	2,095	3	6,673	2	5,791	3
Fee income	3,553	4	3,466	5	11,066	5	9,806	6
Other income	413	1	292	1	1,456	1	1,040	1
Total revenues	$79,916	100%	$64,123	100%	$240,268	100%	$178,254	100%

Expenses
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
Other administrative expenses include technology costs, legal and professional fees, office expenses, marketing expenses, survey and underwriting expenses and other costs associated with our operations. Fluctuations in other administrative expenses are relative to the overall scale of our business operations.
Depreciation and amortization are primarily comprised of the amortization of intangible assets recognized from our strategic asset acquisitions. As we continue to pursue strategic asset acquisitions, we expect our amortization expenses to increase.
Other non-operating income (Expense)
Interest expense consists of interest payable on indebtedness, commitment fees and imputed interest on deferred acquisition payables.
Interest income consists of interest earned on the Company’s cash and cash equivalents which are not held in a fiduciary capacity.
Other non-operating income (expense), net consists primarily of realized gains and losses from the sale of books of business and fixed assets, as well as foreign currency exchange gains and losses.

Consolidated results of operations
The following is a discussion of our consolidated results of operations for the periods presented. This information is derived from our accompanying unaudited Condensed Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Revenues:
Commission income	$73,379	92%	$58,270	91%	$221,073	92%	$161,617	90%
Contingent income	2,571	3	2,095	3	6,673	2	5,791	3
Fee income	3,553	4	3,466	5	11,066	5	9,806	6
Other income	413	1	292	1	1,456	1	1,040	1
Total revenues	79,916	100%	64,123	100%	240,268	100%	178,254	100%
Operating expenses:
Commission expense	41,894	59%	34,639	63%	121,415	60%	100,604	64%
Salaries and employee benefits	11,847	17	9,929	18	33,529	17	27,618	18
Other administrative expenses	9,652	14	5,194	9	25,629	13	15,318	10
Depreciation and amortization	7,494	10	5,327	10	20,728	10	12,587	8
Total operating expenses	70,887	100%	55,089	100%	201,301	100%	156,127	100%
Operating income	9,029		9,034		38,967		22,127
Other non-operating income (expense)
Interest expense	(75)		(70)		(194)		(221)
Interest income	531		1,574		2,504		5,188
Other non-operating income (expense), net	116		59		818		632
Income before tax	9,601		10,597		42,095		27,726
Income tax expense	601		977		2,765		2,253
Net income	$9,000		$9,620		$39,330		$25,473

Comparison of the Three Months Ended September 30, 2026 and 2025
Total revenues
The following table presents the disaggregation of our revenues by offerings (in thousands):

	Three Months Ended September 30,
	2026		2025
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$39,603	50%	$37,583	58%
Corporate Branches	14,950	18	12,188	19
Total Insurance Services	54,553	68	49,771	77
TWFG MGA	24,828	31	13,944	22
Other	535	1	408	1
Total revenues	$79,916	100%	$64,123	100%

Total revenues for the three months ended September 30, 2026 increased by $15.8 million, or 24.6%, compared to the same period in the prior year. Commission income increased $15.1 million, or 25.9%, over the prior year period, primarily driven by TWFG MGA growth of $10.7 million or 92.6%, over the prior year period, new agent onboarding, strategic acquisitions, and higher commission income rates. Also contributing to the increase in total revenues included $0.1 million, or 2.5%, increase in fee income, $0.1 million, or 41.4%, increase in other income, and $0.5 million, or 22.7%, increase in contingent income compared to the same period in the prior year. See discussions below for additional information about the changes in our revenues.

Commission income
The following table presents the disaggregation of our commission income by offerings (in thousands):

	Three Months Ended September 30,
	2026		2025
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$36,661	50%	$34,703	59%
Corporate Branches	14,469	20	12,018	21
Total Insurance Services	51,130	70	46,721	80
TWFG MGA	22,249	30	11,549	20
Total commission income	$73,379	100%	$58,270	100%

Total commission income for the three months ended September 30, 2026 increased by $15.1 million, or 25.9%, compared to the same period in the prior year. The increase was primarily driven by growth in written premiums, including contributions from the acquisitions of TWFG MGA FL and the APIA MGA programs, which generate higher commission rates, as well as continued organic growth. Corporate store acquisitions completed after September 30, 2025 also contributed to the increase.
Commission income for Insurance Services increased by $4.4 million, or 9.4%, compared to the same period in the prior year. Agency-in-a-Box commission income increased by $2.0 million, or 5.6%, compared to the same period in the prior year, primarily due to organic growth and acquisitions. Corporate Branches commission income increased by $2.5 million, or 20.4%, compared to the same period in the prior year, primarily due to acquisitions completed after September 30, 2025.
TWFG MGA commission income increased by $10.7 million, or 92.6%, compared to the same period in the prior year. This increase was primarily driven by the acquisitions and higher commission rates. TWFG MGA FL contributed $8.0 million of the total increase of $10.7 million.
Contingent income
Contingent income for the three months ended September 30, 2026 was $2.6 million, reflecting a $0.5 million, or 22.7%, increase compared to the same period in the prior year. Contingent income is unpredictable and dependent upon the target financial and performance metrics established by the insurance carriers.
Fee income
The following table presents the disaggregation of our fee income by major sources (in thousands):

	Three Months Ended September 30,
	2026		2025
	Amount	% of Total	Amount	% of Total
Policy fees	$1,552	44%	$1,175	34%
Branch fees	$1,371	39	$1,289	37
License fees	526	15	886	26
TPA fees	104	2	116	3
Total fee income	$3,553	100%	$3,466	100%

Fee income for the three months ended September 30, 2026 increased by $0.1 million, or 2.5%, compared to the same period in the prior year. Changes to individual components of fee income are discussed in detail below:
•Policy fees for the three months ended September 30, 2026 increased by $0.4 million, or 32.1%, compared to the same period in the prior year. The increase in policy fees was primarily due to higher policy count driven by renewal and new business growth.
•Branch fees for the three months ended September 30, 2026 increased by $0.1 million, or 6.4%, compared to the same period in the prior year. The increase in branch fees was primarily driven by increased agent growth.

•License fees for the three months ended September 30, 2026 decreased by $(0.4) million, or (40.6)%, compared to the same period in the prior year. The decrease reflects system developments to support expanded state footprints in the same period in the prior year that are absent in the current year.
•TPA fees for the three months ended September 30, 2026 remained consistent with the prior-year period.
Other income
Other income for the three months ended September 30, 2026 was $0.4 million compared to $0.3 million in the same period in the prior year. The increase was primarily driven by premium financing income.
Commission expense
The following table presents the disaggregation of our commission expense by offerings (in thousands):

	Three Months Ended September 30,
	2026		2025
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$30,039	72%	$27,627	80%
Corporate Branches	1,642	4	1,481	4
Total Insurance Services	31,681	76	29,108	84
TWFG MGA	10,156	24	5,504	16
Other	57	—	27	—
Total commission expense	$41,894	100%	$34,639	100%

Total commission expense for the three months ended September 30, 2026 increased by $7.3 million, or 20.9%, compared to the same period in the prior year. The increase was primarily due to the increased business growth combined with the overall shift in business mix. See commission income discussion above for additional information regarding the driver of changes.
Commission expense for Insurance Services grew by $2.6 million, or 8.8%, for the three months ended September 30, 2026 compared to the same period in the prior year. Agency-in-a-Box commission expense increased by $2.4 million, or 8.7%, for the three months ended September 30, 2026 compared to the same period in the prior year. The increase was primarily driven by the increase in our business. Corporate Branches commission expense for the three months ended September 30, 2026 was comparable to the same period in the prior year. The expenses of our Corporate Branches are primarily salaries and benefits, and are primarily fixed expenses, which are not directly related to commission income or written premium.
TWFG MGA commission expense for the three months ended September 30, 2026 increased by $4.7 million, or 84.5%, compared to the same period in the prior year. The increase is primarily driven by the expansion of TWFG MGA through acquisitions and new agent onboarding, and shift in business composition.
Salaries and employee benefits
Salaries and employee benefits for the three months ended September 30, 2026 increased by $1.9 million, or 19.3%, to $11.8 million compared to the same period in the prior year. The increase was primarily driven by $1.9 million in acquisitions, and a $0.3 million increase in corporate employee growth, offset by a decrease of $0.3 million in stock-based compensation.
Other administrative expenses
Other administrative expenses for the three months ended September 30, 2026 increased by $4.5 million, or 85.8%, to $9.7 million compared to the same period in the prior year. The increase was primarily due to $1.1 million in other professional fees, $1.1 million in legal costs, $0.7 million in survey and underwriting costs, $0.4 million in information technology costs, $0.3 million in insurance expenses, $0.3 million in acquisitions, and $0.6 million in other costs associated with the growth of the business.

Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 2026 increased by $2.2 million, or 40.7%, to $7.5 million compared to the same period in the prior year. The increase was primarily due to the amortization of intangible assets from our recent asset acquisitions.
Interest Income
Interest income for the three months ended September 30, 2026 was $0.5 million, compared to $1.6 million for the same period in the prior year. The decrease reflects lower average cash balances following capital deployment into acquisitions and share repurchases.
Income tax expense
Income tax expense for the three months ended September 30, 2026 was $0.6 million compared to $1.0 million for the same period in the prior year.
Comparison of the Nine Months Ended September 30, 2026 and 2025
Total revenues
The following table presents the disaggregation of our revenues by offerings (in thousands):

	Nine Months Ended September 30,
	2026		2025
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$120,927	50%	$112,895	63%
Corporate Branches	39,938	17	31,804	18
Total Insurance Services	160,865	67	144,699	81
TWFG MGA	77,848	32	32,372	18
Other	1,555	1	1,183	1
Total revenues	$240,268	100%	$178,254	100%

Total revenues for the nine months ended September 30, 2026 increased by $62.0 million, or 34.8%, compared to the same period in the prior year. Commission income increased by $59.5 million, or 36.8%, over the prior year period, primarily driven by written premium growth, continued organic business growth, and acquisitions made in 2025 and 2026. Also contributing to the increase in total revenues were fee income of $1.3 million, or 12.8%, contingent income of $0.9 million, or 15.2%, and other income of $0.4 million, or 40.0%, compared to the same period in the prior year. See discussions below for additional information about the changes in our revenues.
Commission income
The following table presents the disaggregation of our commission income by offerings (in thousands):

	Nine Months Ended September 30,
	2026		2025
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$112,615	50%	$104,337	64%
Corporate Branches	38,793	18	31,526	20
Total Insurance Services	151,408	68	135,863	84
TWFG MGA	69,665	32	25,754	16
Total commission income	$221,073	100%	$161,617	100%

Commission income for the nine months ended September 30, 2026 increased by $59.5 million, or 36.8%, compared to the same period in the prior year. The increase was primarily driven by growth in written premiums, including contributions from the acquisitions of TWFG MGA FL and the APIA MGA programs, which generate higher commission rates, as well as continued organic growth. Corporate store acquisitions completed after September 30, 2025 also contributed to the increase.

Commission income for Insurance Services grew by $15.5 million, or 11.4%, for the nine months ended September 30, 2026 compared to the same period in the prior year. Agency-in-a-Box commission income increased by $8.3 million, or 7.9%, for the nine months ended September 30, 2026 compared to the same period in the prior year. This increase was driven by higher written premium volume through organic growth and mix in line of business over the period. Corporate Branches commission income increased by $7.3 million, or 23.1%, for the nine months ended September 30, 2026 compared to the same period in the prior year. The increase was primarily driven by the acquisitions completed after September 30, 2025 and organic growth.
TWFG MGA commission income for the nine months ended September 30, 2026 increased by $43.9 million, or 170.5%, compared to the same period in the prior year. The increase in TWFG MGA was primarily driven by the acquisition of TWFG MGA FL completed in 2025 which contributed $36.2 million to the total increase of $43.9 million.
Contingent income
Contingent income for the nine months ended September 30, 2026 was $6.7 million, reflecting a $0.9 million, or 15.2%, increase compared to the same period in the prior year. The increase in contingent income was primarily due to underlying growth in our business. Contingent income is unpredictable and dependent upon the target financial and performance metrics established by the insurance carriers.
Fee income
The following table presents the disaggregation of our fee income by major sources (in thousands):

	Nine Months Ended September 30,
	2026		2025
	Amount	% of Total	Amount	% of Total
Policy fees	$4,653	42%	$3,309	34%
Branch fees	4,177	38	3,961	40
License fees	1,876	17	2,053	21
TPA fees	360	3	483	5
Total fee income	$11,066	100%	$9,806	100%

Fee income for the nine months ended September 30, 2026 increased by $1.3 million, or 12.8%, compared to the same period in the prior year. Changes to individual components of fee income are discussed in detail below:
•Policy fees for the nine months ended September 30, 2026 increased by $1.3 million, or 40.6%, compared to the same period in the prior year. The increase in policy fees was primarily due to higher policy count driven by renewal and new business growth.
•Branch fees for the nine months ended September 30, 2026 increased by $0.2 million, or 5.5%, compared to the same period in the prior year. The increase in branch fees was primarily driven by increased agent growth.
•License fees for the nine months ended September 30, 2026 decreased by $0.2 million, or (8.6)%, compared to the same period in the prior year. The decrease primarily reflects lower system development fee activity in the current period, as the prior-year period included significant fees to support expansion into additional states and broader geographic growth initiatives.
•TPA fees for the nine months ended September 30, 2026 decreased by $0.1 million, or (25)%, compared to the same period in the prior year. The decrease in TPA fees was due to the decreased volume in claims processed by TWFG MGA.
Other income
Other income for the nine months ended September 30, 2026 was $1.5 million compared to $1.0 million in the same period in the prior year. The increase was primarily driven by premium financing income.

Commission expense
The following table presents the disaggregation of our commission expense by offerings (in thousands):

	Nine Months Ended September 30,
	2026		2025
	Amount	% of Total	Amount	% of Total
Insurance Services
Agency-in-a-Box	$88,625	73%	$81,594	81%
Corporate Branches	4,400	4	4,155	4
Total Insurance Services	93,025	77	85,749	85
TWFG MGA	28,175	23	14,774	15
Other	215	—	81	—
Total commission expense	$121,415	100%	$100,604	100%

Commission expense for the nine months ended September 30, 2026 increased by $20.8 million, or 20.7%, compared to the same period in the prior year. The increase was primarily due to the increased business growth and overall shift in business mix. See commission income discussion above for additional information regarding the driver of changes.
Commission expense for total Insurance Services increased by $7.3 million, or 8.5%, for the nine months ended September 30, 2026 compared to the same period in the prior year. Insurance Services Agency-in-a-Box commission expense for the nine months ended September 30, 2026 increased by $7.0 million, or 8.6%, compared to the same period in the prior year. The increase was primarily driven by the increase in our business.
Insurance Services Corporate Branches commission expense for the nine months ended September 30, 2026 increased by $0.2 million, or 5.9%, compared to the same period in the prior year. The increase in commission expense was driven by both organic business growth and acquisition of Corporate Branches in the current period. The expenses of our Corporate Branches are primarily salaries and benefits, and are primarily fixed expenses, which are not directly related to commission income or written premium.
TWFG MGA commission expense for the nine months ended September 30, 2026 increased by $13.4 million, or 90.7%, compared to the same period in the prior year. The increase was primarily driven by the acquisitions and overall growth.
Salaries and employee benefits
Salaries and employee benefits for the nine months ended September 30, 2026 increased by $5.9 million, or 21.4%, to $33.5 million compared to $27.6 million in the same period in the prior year. The increase was primarily driven by $5.8 million of acquisitions, $1.1 million of headcount growth, offset by a decrease of $1.0 million in stock-based compensation.
Other administrative expenses
Other administrative expenses for the nine months ended September 30, 2026 increased by $10.3 million, or 67.3%, to $25.6 million compared to the same period in the prior year. The increase was primarily due to $3.1 million of acquisitions, along with $2.5 million in other professional fees, $1.6 million in survey and underwriting costs, $0.9 million in legal costs, $1.1 million in information technology costs, $0.6 million in insurance expenses, and $0.5 million in other costs associated with the growth of the business.
Depreciation and amortization
Depreciation and amortization for the nine months ended September 30, 2026 was $20.7 million compared to $12.6 million in the same period in the prior year, reflecting an increase of $8.1 million, or 64.7%. The increase was primarily due to the amortization of intangible assets from our recent asset acquisitions.
Interest income
Interest income for the nine months ended September 30, 2026 was $2.5 million, compared to $5.2 million in the same period in the prior year, reflecting a decrease of $2.7 million. The decrease was attributable to the decline in cash balances which averaged $118.8 million over the nine months ended September 30, 2026 compared to $151.0 million operating cash on hand as of September 30, 2025.

Income tax expense
Income tax expense for the nine months ended September 30, 2026 was $2.8 million compared to $2.3 million for the same period in the prior year.

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
The following table presents the disaggregation of Total Written Premium by offerings and business mix and line of business (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Offerings:
Insurance Services
Agency-in-a-Box	$326,436	59%	$296,524	63%	$928,715	59%	$839,845	65%
Corporate Branches	118,219	21	98,634	21	318,559	20	262,284	20
Total Insurance Services	444,655	80	395,158	84	1,247,274	79	1,102,129	85
TWFG MGA	109,539	20	72,583	16	335,031	21	186,862	15
Total written premium	$554,194	100%	$467,741	100%	$1,582,305	100%	$1,288,991	100%

Business Mix:
Insurance Services
Renewal business	$354,086	64%	$313,448	67%	$989,115	63%	$860,223	67%
New business	90,569	16	81,710	17	258,159	16	241,906	19
Total Insurance Services	444,655	80	395,158	84	1,247,274	79	1,102,129	86

TWFG MGA
Renewal business	56,579	10	48,687	10	179,012	11	132,429	10
New business	52,960	10	23,896	6	156,019	10	54,433	4
Total TWFG MGA	109,539	20	72,583	16	335,031	21	186,862	14
Total written premium	$554,194	100%	$467,741	100%	$1,582,305	100%	$1,288,991	100%

Written Premium Retention:
Insurance Services		90%		92%		90%		91%
TWFG MGA		78		80		96		80
Consolidated		88		91		91		89

Line of Business:
Personal lines	$447,078	81%	$386,741	83%	$1,278,455	81%	$1,050,439	81%
Commercial lines	107,116	19	81,000	17	303,850	19	238,552	19
Total written premium	$554,194	100%	$467,741	100%	$1,582,305	100%	$1,288,991	100%

The following table presents the dollar and percent change for Total Written Premium by offerings and business mix (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
Offerings:
Insurance Services
Agency-in-a-Box	$29,912	10.1%	$34,964	13.4%	$88,870	10.6%	$103,146	14.0%
Corporate Branches	19,585	19.9	20,998	27.0	56,275	21.5	48,595	22.7
TWFG MGA	36,956	50.9	11,680	19.2	148,169	79.3	22,250	13.5
Total change in written premium	$86,453	18.5%	$67,642	16.9%	$293,314	22.8%	$173,991	15.6%

Business Mix:
Insurance Services
Renewal business	$40,638	13.0%	$48,422	18.3%	$128,892	15.0%	$120,599	16.3%
New business	8,859	10.8%	7,540	10.2%	16,253	6.7%	31,142	14.8%

TWFG MGA
Renewal business	7,892	16.2%	2,612	5.7%	46,583	35.2%	7,065	5.6%
New business	29,064	121.6%	9,068	61.2%	101,586	186.6%	15,185	38.7%

Consolidated Business Mix:
Consolidated renewal business	$48,530	13.4%	$51,034	16.4%	$175,475	17.7%	$127,664	14.8%
Consolidated new business	37,923	35.9	16,608	18.7	117,839	39.8	46,327	18.5
Total change in written premium	$86,453	18.5%	$67,642	16.9%	$293,314	22.8%	$173,991	15.6%

Comparison of the Three Months Ended September 30, 2026 and 2025
Total Written Premium for the three months ended September 30, 2026 increased by $86.5 million, or 18.5%, compared to the same period in the prior year. This increase was a result of growth in renewal and new business of $48.5 million, or 13.4%, and $37.9 million, or 35.9%, respectively. Within our Insurance Services offering, renewal business increased $40.6 million, or 13.0%, as compared to $48.4 million, or 18.3%, in the prior year period. New business grew $8.9 million, or 10.8%, as compared to $7.5 million, or 10.2%, in the prior year period. Within our MGA offering, renewal business increased $7.9 million, or 16.2%, as compared to $2.6 million, or 5.7%, in the prior year period. New business grew $29.1 million, or 121.6%, as compared to $9.1 million, or 61.2%, in the prior year period.
For the three months ended September 30, 2026 and 2025, our consolidated written premium retention was 88% and 91%, respectively. The decrease in retention is correlated to the shift in renewal business growth of $48.5 million, or 13.4%, for the three months ended September 30, 2026, compared to growth of $51.0 million, or 16.4%, in the same period of the prior year. This decrease in retention was primarily attributable to the continued expansion of our MGA offerings, and the reduced impact of carrier rate decreases relative to prior periods. Premium retention is calculated based on premium dollars rather than policy counts and is therefore influenced by changes in premium rates, coverage levels, and business mix. Excluding the impacts of TWFG MGA FL, MGA premium retention would have been approximately 110%, and consolidated premium retention would have been approximately 92%, reflecting underlying policy retention trends, a higher mix of new business, and moderating rate increases in the current period.

Comparison of the nine months ended September 30, 2026 and 2025
Total Written Premium for the nine months ended September 30, 2026 increased by $293.3 million, or 22.8%, compared to the same period in the prior year. This increase was a result of growth in renewal and new business of $175.5 million, or 17.7%, and $117.8 million, or 39.8%, respectively. Within our Insurance Services offering, renewal business increased $128.9 million, or 15.0%, as compared to $120.6 million, or 16.3%, in the prior year period. New business grew $16.3 million, or 6.7%, as compared to $31.1 million, or 14.8%, in the prior year period. Within our MGA offering, renewal business increased $46.6 million, or 35.2%, as compared to $7.1 million, or 5.6%, in the prior year period. New business grew $101.6 million, or 186.6%, as compared to $15.2 million, or 38.7%, in the prior year period.
For the nine months ended September 30, 2026 and 2025, our consolidated written premium retention was 91% and 89%, respectively. The increase in retention is correlated to the shift in renewal business growth of $175.5 million, or 17.7%, for the nine months ended September 30, 2026, compared to growth of $127.7 million, or 14.8%, in the same period of the prior year. This increase in retention was primarily attributable to the continued expansion of our MGA offerings, and the reduced impact of carrier rate decreases relative to prior periods.

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

A reconciliation of Organic Revenue and Organic Revenue Growth Rate to Total Revenue and Total Revenue Growth Rate, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total Revenues	$79,916	$64,123	$240,268	$178,254
Acquisition adjustments(1)	(6,261)	(5,286)	(27,280)	(7,419)
Contingent income	(2,571)	(2,095)	(6,673)	(5,791)
Fee income	(3,553)	(3,466)	(11,066)	(9,806)
Other income	(413)	(292)	(1,456)	(1,040)
Policy fee income	1,552	1,175	4,653	3,309
Organic Revenue	$68,670	$54,159	$198,446	$157,507

Prior year Organic Revenue reported	$54,159	$48,406	$157,507	$138,375
Commission income at 12-month post acquisitions	5,286	898	7,419	3,583
Disposals	(530)	—	(1,595)	—
Other adjustments(2)	—	(136)	—	(807)
Organic Revenue denominator	$58,915	$49,168	$163,331	$141,151

Organic Revenue	$68,670	$54,159	$198,446	$157,507
Organic Revenue denominator	58,915	49,168	163,331	141,151
Organic Revenue Growth	$9,755	$4,991	$35,115	$16,356

Total Revenue Growth Rate(3)	24.6%	21.3%	34.8%	17.3%
Organic Revenue Growth Rate(4)	16.6%	10.2%	21.5%	11.6%

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
(4)Represents Organic Revenue Growth divided by the Organic Revenue denominator.
Comparison of the Three Months Ended September 30, 2026 and 2025
Revenue growth rate, representing the year-over-year change in total revenues, was 24.6% for the three months ended September 30, 2026 compared to the same period in 2025 and 21.3% for the three months ended September 30, 2025 compared to the same period in 2024. Revenue growth for the periods reflected the growth in our Books of Business and the mix of the new and renewal businesses. Revenue growth for the three months ended September 30, 2026 compared to the same period in 2025 included the continued growth of commission and fee income during the period. See “Consolidated Results of Operations” for additional discussions regarding the changes in our revenues.
Organic Revenue Growth Rate was 16.6% for the three months ended September 30, 2026 compared to the same period in 2025 and 10.2% for the three months ended September 30, 2025 compared to the same period in 2024. Organic Revenue Growth for both periods reflects ongoing, but normalizing rate increases being implemented by carriers, the underlying growth of our business, and healthy economic growth and an increase in commission income in our MGA offering. See “Consolidated Results of Operations—Commission Income” for additional discussions regarding the changes in our commission income.
Comparison of the Nine Months Ended September 30, 2026 and 2025
Revenue growth rate, representing the year-over-year change in total revenues, was 34.8% for the nine months ended September 30, 2026 compared to the same period in 2025 and 17.3% for the nine months ended September 30, 2025 compared to the same period in 2024. Revenue growth for the periods reflected the growth in our Books of Business and the mix of the new and renewal businesses. Revenue growth for the nine months ended September 30, 2025 compared to the same period in 2024 included the continued growth of commission and fee income during the period. See “Consolidated Results of Operations” for additional discussions regarding the changes in our revenues.
Organic Revenue Growth Rate was 21.5% for the nine months ended September 30, 2026 compared to the same period in 2025 and 11.6% for the nine months ended September 30, 2025 compared to the same period in 2024.

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
There were no changes to the income tax treatment within the Adjusted Net Income calculation during the three months ended September 30, 2026.
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
A reconciliation of Adjusted Net Income and Adjusted Net Income Margin to net income and net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total Revenues	$79,916	$64,123	$240,268	$178,254
Net Income	$9,000	$9,620	$39,330	$25,473
Income tax expense	601	977	2,765	2,253
Acquisition-related expenses	10	3	165	55
Equity-based compensation	682	987	2,704	3,706
Other non-recurring items(1)	1,775	—	2,241	10
Gain on sale of non-current assets, net(2)	(109)	—	(810)	—
Amortization expense	7,328	5,205	20,264	12,176
Adjusted income before income taxes	19,287	16,792	66,659	43,673
Adjusted income tax expense	(4,211)	(3,833)	(15,145)	(9,968)
Adjusted Net Income	$15,076	$12,959	$51,514	$33,705
Net Income Margin	11.3%	15.0%	16.4%	14.3%
Adjusted Net Income Margin	18.9%	20.2%	21.4%	18.9%

(1)    Non-recurring expense for the three and nine months ended September 30, 2026, primarily includes legal and professional fees associated with capital markets and credit facility expansion activities and lease termination costs. Non-recurring expense for the nine-month period also includes a commercial concession. These costs are not considered by management to be reflective of the Company’s normal, recurring operating performance.
(2)    During the first and second quarters of 2025, a gain related to the sale of non-current assets was not excluded from Adjusted Net Income consistent with the Company’s stated definition. The presentation has been adjusted in the fourth quarter and full-year 2025 results to conform to the Company’s definition of Adjusted Net Income. This adjustment impacted only non-GAAP measures and had no effect on previously reported GAAP results.

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
Prior to the IPO and Reorganization Transactions, TWFG Holding’s equity structure included common units. The Company considered the calculation of earnings per unit for periods prior to the IPO and determined that such presentation would not provide meaningful information to the users of these Condensed Consolidated Financial Statements. Therefore, earnings per share information for the three and nine months ended September 30, 2026 has been calculated solely for the post-IPO period.
A reconciliation of Adjusted Diluted Earnings Per Share to diluted earnings per share, the most directly comparable GAAP measure, for each of the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Earnings per share of common stock – diluted	$0.09	$0.11	$0.39	$0.34
Plus: Impact of all LLC Units exchanged for Class A Common Stock(1)	0.03	0.06	0.14	0.12
Plus: Adjustments to Net Income(2)	0.11	0.06	0.22	0.14
Plus: Other Adjustments(3)	0.05	—	0.19	—
Adjusted Diluted Earnings Per Share	$0.28	$0.23	$0.94	$0.60

Weighted average common stock outstanding – diluted	12,997,664	15,100,655	13,620,316	15,088,031
Plus: Impact of all LLC Units exchanged for Class A Common Stock(1)	41,171,461	41,171,461	41,171,461	41,171,461
Adjusted Diluted Earnings Per Share diluted share count	54,169,125	56,272,116	54,791,777	56,259,492

(1)    For comparability purposes, this calculation incorporates the net income that would be distributable if all shares of Class B Common Stock and Class C Common Stock, together with the related LLC Units, were exchanged for shares of Class A Common Stock. For the three and nine months ended September 30, 2026, this includes $5.4 million and $23.8 million, respectively, of net income on 54,169,125 and 54,791,777 weighted-average shares of common stock outstanding-diluted, respectively. For the three and nine months ended September 30, 2025, this includes $7.9 million and $20.5 million, respectively, of net income on 56,272,116 and 56,259,492 weighted-average shares of common stock outstanding-diluted, respectively. See Note 13 Earnings Per Share to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for more information about the earnings per share.
(2)    Adjustments to Net Income are described in the footnotes of the reconciliation of Adjusted Net Income to net income in “Adjusted Net Income and Adjusted Net Income Margin”, which represent the difference between net income of $9.0 million and Adjusted Net Income of $15.1 million, as well as the net income of $39.3 million and Adjusted Net Income of $51.5 million for the three and nine months ended September 30, 2026, respectively. Adjusted Diluted Earnings Per Share include adjustments of $6.1 million to Adjusted Net Income on 54,169,125 weighted-average shares of common stock outstanding-diluted and $12.2 million to Adjusted Net Income on 54,791,777 weighted-average shares of common stock outstanding-diluted, for the three and nine months ended September 30, 2026, respectively.
(3)    Impact of TWFG MGA FL redeemable noncontrolling interest: Incorporates the net income attributable to the 49.9% interest in TWFG MGA FL, LLC held by AIH Sub, Inc. Unlike the Class B and Class C holders, AIH Sub, Inc. does not hold exchange rights into Class A Common Stock but rather holds a put option exercisable between 2030 and 2033. This component is included to present Adjusted Diluted Earnings Per Share on the same fully consolidated basis as Adjusted EBITDA, ensuring comparability between the two metrics. For the three and nine months ended September 30, 2026, this component includes $2.4 million and $10.3 million of net income attributable to AIH Sub, Inc.
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
A reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin to Net income and Net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total Revenues	$79,916	$64,123	$240,268	$178,254
Net income	$9,000	$9,620	$39,330	$25,473
Interest expense	75	70	194	221
Interest income(1)	(531)	(1,574)	(2,504)	(5,188)
Depreciation and amortization	7,494	5,327	20,728	12,587
Income tax expense	601	977	2,765	2,253
EBITDA	16,639	14,420	60,513	35,346
Acquisition-related expenses	10	3	165	55
Equity-based compensation	682	987	2,704	3,706
Interest income(1)	531	1,574	2,504	5,188
Gain on sale of non-current assets, net(2)	(109)	—	(810)	—
Other non-recurring items(3)	1,775	—	2,241	10
Adjusted EBITDA	$19,528	$16,984	$67,317	$44,305
Net Income Margin	11.3%	15.0%	16.4%	14.3%
Adjusted EBITDA Margin	24.4%	26.5%	28.0%	24.9%

(1)Interest income reflects interest and other earnings on cash balances held by the Company. This income is included in Adjusted EBITDA as we view our total interest and investment income as an integral part of our business model and earnings stream until deployed.
(2)During the first and second quarters of 2025, a gain related to the sale of non-current assets was not excluded from Adjusted Net Income consistent with the Company’s stated definition. The presentation has been adjusted in the fourth quarter and full-year 2025 results to conform to the Company’s definition of Adjusted Net Income. This adjustment impacts only non-GAAP measures and had no effect on previously reported GAAP results.
(3)Non-recurring expense for the three and nine months ended September 30, 2026, primarily includes legal and professional fees associated with capital markets and credit facility expansion activities and lease termination costs. Non-recurring expense for the nine-month period also includes a commercial concession. These costs are not considered by management to be reflective of the Company’s normal, recurring operating performance.
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
A reconciliation of Adjusted Free Cash Flow to Cash flow from Operating Activities, the most directly comparable GAAP measures, for each of the periods indicated is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash Flow from Operating Activities	$10,577	$14,953	$43,114	$40,213
Purchase of property and equipment	(164)	(69)	(961)	(128)
Tax distribution to members(1)	(2,893)	(2,586)	(11,155)	(11,338)
Acquisition-related expenses	10	3	165	55
Adjusted Free Cash Flow	$7,530	$12,301	$31,163	$28,802

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
Liquidity and capital resources
Historical liquidity context
As of September 30, 2026, the Company had $77.8 million in cash and cash equivalents and $17.8 million in restricted cash, compared to $155.9 million and $12.0 million, respectively, as of December 31, 2025. The decrease in cash and cash equivalents for the nine months ended September 30, 2026 was primarily attributable to $56.7 million of cash paid for acquisitions, $42.9 million paid for Class A share repurchases of Class A Common Stock, and $21.5 million in member distributions, partially offset by positive cash flows from operations of $43.1 million.
The Company maintains access to the $125.0 million Revolving Facility (as defined below), of which zero was outstanding at September 30, 2026. We were in compliance with all financial covenants under our debt agreements as of the end of the period. Management believes existing liquidity sources, together with cash generated from operations, will be sufficient to meet working capital and capital expenditures for at least the next 12 months.
Credit agreements
On June 5, 2017, TWFG Holding, as borrower, entered into a credit agreement (as subsequently amended, the “Term Loan Credit Agreement”) with PNC Bank, National Association, as lender. On July 30, 2019, TWFG Holding entered into a third amendment to the Term Loan Credit Agreement pursuant to which it borrowed $4.0 million pursuant to a Term Loan B and used these proceeds for permitted acquisitions. On December 4, 2020, TWFG Holding entered into a fifth amendment to the Term Loan Credit Agreement pursuant to which it borrowed an additional $13.0 million pursuant to a Term Loan C and used these proceeds for permitted acquisitions (such amount, together with the amount borrowed on July 30, 2019, the “Term Loans”). On May 23, 2023, TWFG Holding entered into a ninth amendment to the Term Loan Credit Agreement to, among other provisions, provide additional flexibility under the covenants contained therein. The Term Loan B was fully repaid by its maturity on July 30, 2024. As of September 30, 2026, $2.5 million remained outstanding under Term Loan C.
On August 12, 2026, the Company entered into an Amended and Restated Credit Agreement (the “Revolving Credit Agreement”) with the TWFG Holding, as borrower (in such capacity, the “Borrower”) and PNC Bank, National Association, as administrative agent, swing-line loan lender and issuing lender, the guarantors party thereto, and the lenders party thereto, which amended and restated the Company’s existing revolving credit facility originally dated May 23, 2023, and previously amended on June 20, 2024. The Revolving Credit Agreement enhances the Company’s liquidity position and provides financial flexibility to support strategic growth initiatives, including acquisitions.
The Revolving Credit Agreement provides for aggregate revolving commitments of up to $125.0 million, including a $12.5 million swing-line sub facility and a $12.5 million letter of credit sub facility, and includes an uncommitted accordion feature that permits the Company to seek up to an additional $75.0 million of revolving commitments, subject to the terms and conditions of the Revolving Credit Agreement. The Borrower may borrow, repay and reborrow under the Revolving Credit Agreement. The revolving loans mature on August 12, 2031.
Borrowings under the Revolving Credit Agreement bear interest, at the Borrower’s election, at either Daily SOFR (as defined in the Revolving Credit Agreement) or one-month Term SOFR (as defined in the Revolving Credit Agreement), plus an applicable margin ranging from 1.75% to 2.75% per annum based on the Company’s consolidated leverage ratio. Swing-line loans will bear interest at the Base Rate (as defined in the Revolving Credit

Agreement) plus an applicable margin at a rate of 1.00% per annum lower than the applicable margin for Daily SOFR or Term SOFR Rate loans as set forth above, based on the consolidated leverage ratio of the Company.
The obligations under the Revolving Credit Agreement are guaranteed by the Company and certain subsidiaries of the Borrower (the “Guarantors”). The Revolving Credit Agreement is secured by substantially all the assets of the Borrower and the Guarantors. The Revolving Credit Agreement contains customary affirmative and negative covenants and requires the Company to maintain a minimum consolidated debt service coverage ratio of 1.25 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00, subject to a temporary increase in the leverage ratio covenant to 3.50 to 1.00 following certain permitted acquisitions.
As of September 30, 2026, the Company had no borrowings outstanding under the Revolving Credit Agreement and maintained $125.0 million of available borrowing capacity. The Company was in compliance with all financial covenants under the Revolving Credit Agreement as of September 30, 2026.
Share Repurchase Program
On February 23, 2026, our Board approved a share repurchase program that authorizes the Company to repurchase up to $50 million of its outstanding Class A common stock. Share repurchases may be made from time-to-time on the open market, in privately negotiated transactions, using Rule 10b5-1 trading plans, or in any other manner that complies with the applicable securities law. As of September 30, 2026, the Company repurchased and retired 2,252,349 shares in the open market for a total cost of $43.3 million, consisting of $42.9 million in cash paid for share repurchases and $0.4 million accrued for excise taxes. As of September 30, 2026, the dollar value of shares that remained available to be purchased under this share buyback program was approximately $7.1 million excluding excise taxes.
Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025	Variance
Net cash provided by operating activities from continuing operations	$43,114	$40,213	$2,901
Net cash (used in) investing activities from continuing operations	(55,686)	(63,745)	8,059
Net cash (used in) financing activities from continuing operations	(59,662)	(19,249)	(40,413)
Net change in cash, cash equivalents and restricted cash from continuing operations	(72,234)	(42,781)	(29,453)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	167,900	205,323	(37,423)
Cash, cash equivalents and restricted cash from continuing operations, end of period	$95,666	$162,542	$(66,876)
Cash paid during the period for interest	$177	$152	$25
Cash paid during the period for taxes	$4,357	$2,584	$1,773

Comparison of the Nine Months Ended September 30, 2026 and 2025
Operating activities
Operating activities from continuing operations provided $43.1 million and $40.2 million of cash for the nine months ended September 30, 2026 and 2025, respectively. The increase in net cash provided by operating activities was driven by a $13.9 million increase in net income, $18.1 million outflow from the change in working capital between periods, which was primarily attributable to the increase in commissions receivable, and $7.2 million in net change of non-cash adjustments in the period which include amortization, stock-based compensation, and non-cash lease expense. See “Consolidated Results of Operations” above for additional information regarding the results of our operations.

Investing activities
Investing activities from continuing operations used $55.7 million and $63.7 million of cash for the nine months ended September 30, 2026 and 2025, respectively. Our net investing outflows decreased primarily due to the higher level of intangible asset acquisitions in the current period of $55.7 million compared to $54.2 million in the prior period partially offset by $1.0 million inflow from proceeds on the sale of intangible assets. In addition, outflow of $1.0 million for property and equipment acquisitions occurred during the nine months ended September 30, 2026. See Note 4 Intangibles, Acquisitions and Disposals to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our asset acquisitions.
Financing activities
Financing activities from continuing operations used $59.7 million and $19.2 million of cash for the nine months ended September 30, 2026 and 2025. Outflows were primarily due to the $42.9 million of repurchased Class A common stock under our share repurchase program, $5.6 million increase in distributions to members, and $0.6 million increase in payments of deferred acquisition payables. The financing outflows are offset by the following inflows of $6.9 million due to net increase in carrier liabilities and $1.4 million decrease related to tax withholding on vesting of equity awards for the nine months ended September 30, 2026.
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
We have certain obligations related to debt maturities and operating leases. As of September 30, 2026, we had $1.2 million of non-cancelable operating lease obligations for the next 12 months. For the periods following the next 12 months, we have an additional $3.2 million of non-cancelable operating lease obligations. In addition, as of September 30, 2026, we had $8.7 million of debt maturities for the next 12 months comprised of $2.0 million of the remaining balance under the Term Loan C, and $0.4 million in acquisition-related notes, and $6.3 million of acquisition-related payables. For the periods following the next 12 months, we have an additional $0.8 million of debt maturities representing $0.5 million under the Term Loan C, $0.3 million in acquisition-related notes, and zero of acquisition-related payables. As of September 30, 2026, there were no outstanding balances under our Revolving Facility. In the future, any outstanding balances under our Revolving Facility, if any, will become due and payable during 2031. See Note 6 Debt to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.
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
There have been no material changes in our critical accounting policies during the nine months ended September 30, 2026 as compared to those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Critical Accounting Policies and Estimates” of our Annual Report other than above.
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
Our investments are held primarily as cash and cash equivalents. These investments are subject to interest rate risk. The fair values of cash and cash equivalents as of September 30, 2026 and December 31, 2025 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material. We do not actively invest or trade in equity securities.
As of September 30, 2026, we had $95.7 million in cash and cash equivalents, and restricted cash, which earned interest income of $2.5 million for the nine months ended September 30, 2026. The impact of a hypothetical 10% change in interest rates would have reduced/increased interest income by $0.3 million in the Condensed Consolidated Statements of Income.

As of September 30, 2026, we had approximately $2.5 million of borrowings outstanding under our Term Loan Credit Agreement. We repaid the outstanding balances of our Term Loan B and Revolving Facility in full as of June 30, 2024. As of December 31, 2025, we had approximately $4.0 million and zero borrowings outstanding under our Term Loan Credit Agreement and Revolving Facility, respectively. These borrowings accrue interest tied to SOFR and therefore interest expense under these borrowings is subject to change. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On September 16, 2026, we issued 27,497 shares of Class A Common Stock valued at $0.7 million to Select Insurance Solutions Inc. as partial consideration in connection with a branch conversion acquisition. The issuance of such shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof, as the private placement was not conducted in connection with a public offering, no public solicitation or advertisement was made or relied upon by the accredited investor in connection with the private placement, and the recipient acquired the securities for investment purposes and not with a view to distribution.
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
Issuer Purchases of Equity Securities
On February 23, 2026, our Board approved a share repurchase program that authorizes the Company to repurchase up to $50 million of its outstanding Class A common stock. Share repurchases may be made from time-to-time on the open market, in privately negotiated transactions, using Rule 10b5-1 trading plans, or in any other manner that complies with the applicable securities law. The timing of purchases and number of shares repurchased under the program will depend upon a variety of factors including the Company’s stock price, trading volume, working capital or other liquidity requirements, and market conditions. The Company is not obligated to purchase any shares under the program and the program may be suspended or discontinued at any time without notice. As of September 30, 2026, the Company repurchased and retired 2,252,349 shares in the open market for a total cost of $43.3 million.The Company did not repurchase any shares during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1, 2026 - July 31, 2026	—	$—	—	$7,142,418
August 1, 2026 - August 31, 2026	—	$—	—	$7,142,418
September 1, 2026 - September 30, 2026	—	$—	—	$7,142,418
Total	—		—

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
10.1
Amended and Restated Credit Agreement, dated as of August 12, 2026 (the “Credit Agreement”), by and among TWFG Holding Company, LLC, as Borrower, PNC Bank, National Association, as Administrative Agent, Swingline Loan Lender and Issuing Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42177) filed on August 13, 2026)

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

TWFG, Inc.
Date: November 5, 2026	By:	/s/ Richard F. Bunch III
Name: Richard F. Bunch III
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Janice E. Zwinggi
Name: Janice E. Zwinggi
Title: Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)